Form 10QSB
period 2006-04-30
Glass Wave Enterprises, Inc.
filed 2006-07-14
CIK 1327238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No. 000-52057

GLASS WAVE ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)
Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 – 2525 Quebec Street, Vancouver, British Columbia Canada V5T 4R5 (604) 731-1412
(Address of principal executive offices)
604.731.1412
(Issuer's telephone number, including area code)
N/A
(Former Name, Former Address if Changed Since last Report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock as of June 15, 2006 was 11,630,000.

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

D/ljm/871845.3

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Glass Wave Enterprises, Inc.

(A Development Stage Company)

Index

Interim Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations	F–2

Interim Consolidated Statements of Cash Flows	F–3

Interim Consolidated Statements of Stockholders' Equity	F–4

Notes to the Consolidated Financial Statements	F–5

D/ljm/871845.3

Statement 1

Glass Wave Enterprises, Inc.

Interim Consolidated Balance Sheets

(A Development Stage Company)

(expressed in U.S. dollars)

	April 30, 2006 $ (unaudited)	January 31, 2006 $ (unaudited)
ASSETS

Current Assets

Cash	62,267	65,425
Accounts receivable	133,542	77,946
Prepaid Expenses	3,883	7,024
Inventory	52,040	41,780

Total Current Assets	251,732	192,175

Restricted Guaranteed Investment Certificate (Note 3)	–	8,780
Equipment (Note 4)	2,918	3,231

Total Assets	254,650	204,186

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	46,911	39,269
Accrued liabilities	11,181	26,660
Income taxes payable	18,030	7,889

Total Current Liabilities	76,122	73,818

Long Term Liabilities

Due to related party (Note 5)	87,572	62,377

Total Long Term Liabilities	87,572	62,377

Total Liabilities	163,694	136,195

STOCKHOLDERS' EQUITY

Common Stock (Note 6) Authorized: 75,000,000 shares, par value $0.001 Issued: 11,630,000 shares (January 31, 2006 - 11,630,000 shares)	11,630	11,630

Additional Paid in Capital (Statement 4)	46,021	46,021

Accumulated Other Comprehensive Loss (Statement 4)	6,555	3,315

Retained Earnings	26,750	7,025

Total Stockholders' Equity	90,956	67,991

Total Liabilities and Stockholders' Equity	254,650	204,186

The accompanying notes are an integral part of these interim financial statements

F–1

Statement 2

Glass Wave Enterprises, Inc.

Interim Consolidated Statements of Operations

(A Development Stage Company)

(expressed in U.S. dollars)

	Accumulated from November 25, 2004 (Date of Inception) to April 30, 2006 $	Three Months Ended April 30, 2006 $	Three Months Ended April 30, 2005 $
	(unaudited)	(unaudited)	(unaudited)

Revenue	1,065,552	264,381	104,058

Cost of Goods Sold	(475,661)	(130,228)	(42,696)

Gross Profit	589,891	134,153	61,362

Expenses

Accounting	62,907	10,885	4,535
Advertising	187,539	53,380	7,466
Charitable donation	1,961	–	–
Consulting	89,714	3,683	–
Depreciation	1,536	313	171
Legal	40,001	2,761	2,938
Management fees	58,044	–	–
Office and general	38,897	10,661	4,100
Subcontracting	60,841	18,968	–

Total Expenses	541,440	100,651	19,210

Operating Income Before Income Taxes	48,451	33,502	42,152

Investment Income and Other	455	149	-

Net Income Before Income Taxes	48,906	33,651	42,152

Income Taxes	(22,156)	(13,926)	(16,736)

Net Income for the Period	26,750	19,725	25,416

Net Income Per Share – Basic and Diluted		0.00	0.00

Weighted Average Shares Outstanding		11,630,000	9,091,000

The accompanying notes are an integral part of these interim financial statements

F–2

Statement 3

Glass Wave Enterprises, Inc.

Interim Consolidated Statements of Cash Flows

(A Development Stage Company)

(expressed in U.S. dollars)

	Accumulated from November 25, 2004 (Date of Inception) to April 30, 2006 $	Three Months Ended April 30, 2006 $	Three Months Ended April 30, 2005 $
	(unaudited)	(unaudited)	(unaudited)

Cash Flows From Operating Activities

Net income for the period	26,750	19,725	25,416

Adjustments to reconcile net income to net cash used in operating activities

Depreciation	1,536	313	171

Changes in operating assets and liabilities

Accounts receivable	(133,542)	(55,596)	(3,226)
Prepaid	(3,883)	3,141	–
Inventory	(52,040)	(10,260)	(8,867)
Accounts payable	46,911	7,642	3,639
Accrued liabilities	11,181	(15,479)	(4,589)
Income taxes payable	18,030	10,141	15,550
Deferred revenue	–	–	(205)
Due to related party	87,472	25,195	(7)

Net Cash Provided by (Used in) Operating Activities	2,415	(15,178)	27,882

Cash Flows From Investing Activities

Acquisition of equipment	(4,454)	–	–
Acquisition of investments	–	8,780	–
Net cash acquired in recapitalization	100	–	–

Net Cash (Used in) Investing Activities	(4,354)	8,780	–

Cash Flows From Financing Activities

Issuance of common stock	57,651	–	57,650

Net Cash Provided By Financing Activities	57,651	–	57,650
	Glass Wave Enterprises, Inc. Notes to the Consolidated Financial Statements (A Development Stage Company) (expressed in U.S. dollars)
Effect of Exchange Rate Changes on Cash	6,555	3,240	(813)

Net Increase in Cash	62,267	(3,158)	84,719

Cash– Beginning of Period	–	65,425	17,410

Cash– End of Period	62,267	62,267	102,129

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	5,635	4,850	785

The accompanying notes are an integral part of these interim financial statements

F–3

Statement 4

Glass Wave Enterprises, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

From November 25, 2004 (Date of Inception) to April 30, 2006

(expressed in U.S. dollars)

				Accumulated
			Additional	Other
	Common		Paid In	Comprehensive	Retained
	Stock	Amount	Capital	Income (Loss)	Earnings	Total
	#	$	$	$	$	$

Balance – November 25, 2004 (Date of Inception) – stock issued for cash	1	1	–	–	–	1

Adjustments for recapitalization (Note 7)

- elimination of shares of Astro Nutrition Inc.	(1)	(1)	–	–	–	(1)

- add issued shares of Glass Wave Enterprises, Inc.	100,000	100	(99)	–	–	1

Foreign currency translation	–	–	–	(47)	–	(47)

Net income for the period	–	–	–	–	1,959	1,959
						(
Balance – January 31, 2005	100,000	100	(99)	(47)	1,959	1,913

Common stock issued for cash at $0.005 per share	11,530,000	11,530	46,120	–	–	57,650

Foreign currency translation	–	–	–	3,362	–	3,362

Net income for the period	–	–	–	–	5,066	5,066

Balance – January 31, 2006	11,630,000	11,630	46,021	3,315	7,025	67,991

Foreign currency translation	–	–	–	3,240	–	3,240

Net income for the period	–	–	–	–	19,725	19,725

Balance – April 30, 2006	11,630,000	11,630	46,021	6,555	26,750	90,956

The accompanying notes are an integral part of these interim financial statements

F–4

Glass Wave Enterprises, Inc.

Notes to the Consolidated Financial Statements

(A Development Stage Company)

(expressed in U.S. dollars)

1.	Nature of Operations

Glass Wave Enterprises, Inc. (the "Company") was incorporated in the State of Nevada on May 12, 2004. Effective January 31, 2005, the Company acquired all the outstanding common stock of Astro Nutrition Inc. ("Astro"), a company under common control. Prior to the acquisition, the Company was a non-operating shell corporation with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization. See Note 7.

The Company is based in Vancouver, British Columbia, Canada and its principal business is the sale of vitamins and mineral supplements via the internet.

The Company's primary source of revenue is from the sale of vitamins and mineral supplements.

2.	Summary of Significant Accounting Principles

The interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the Company's significant accounting policies.

These interim consolidated financial statements follow the same accounting principles and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2006.

3.	Restricted Cash

A separate deposit of $NIL (January 31, 2006 - $8,780), which the Company has provided as security to the Company's bank for electronic funds transfer services and corporate VisaCard liabilities. This deposit bears interest at approximately 1.65% per annum.

4.	Equipment

	April 30, 2006			January 31, 2006
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer hardware	3,609	1,296	2,313	2,583
Furniture and equipment	845	240	605	648

	4,454	1,536	2,918	3,231

D/ljm/871845.3

F–5

Glass Wave Enterprises, Inc.

Notes to the Consolidated Financial Statements

(A Development Stage Company)

(expressed in U.S. dollars)

5.	Related Party Balances/Transactions

At April 30, 2006, the Company was indebted to the President of the Company in the amount of $87,572 (January 31, 2006 - $62,377), which is non-interest bearing, unsecured and not due on demand.

The above transaction, occurring in the normal course of operations, are measured at the exchange amount, which is the consideration established and agreed to by the related parties.

6.	Capital Stock
a)	On January 14, 2005, prior to the recapitalization, the Company issued 100,000 shares of its common stock at $0.001 per share for cash proceeds of $100.
b)

In February, 2005, the Company completed two share subscription agreements with the President and a director of the Company. The Company received total proceeds of $42,500, being $0.001 per share and $0.004 per share for excess consideration over par value, for the issuance of 8,500,000 shares of common stock of the Company.

c)	In March, 2005, the Company issued 3,030,000 of common stock of the Company for total proceeds of $15,150, being $0.001 per share and $0.004 per share for excess consideration over par value.

7.	Capital Transaction

By a Share Purchase Agreement dated January 31, 2005, the Company acquired 100% of the issued and outstanding common stock of Astro Nutrition Inc. ("Astro") in consideration for the issuance of a promissory note for a nominal $100. Astro was incorporated on November 25, 2004 under the Company Act of British Columbia, Canada and was owned by the President of the Company. The principal business of Astro is the sale of vitamins and mineral supplements.

Prior to the acquisition, the Company was a non-operating shell company with nominal net assets. The sole shareholder of Astro was also the sole shareholder of the Company at the time of the transaction. Therefore, this acquisition is a capital transaction in substance, rather than a business combination, and has been accounted for as a recapitalization. Because Astro is deemed to be the acquirer for accounting purposes, the financial statements are presented as a continuation of Astro and include the results of operations of Astro since incorporation on November 25, 2004, and the results of operations of the Company since the date of acquisition on January 31, 2005.

As at January 31, 2005, the Company had $100 of net assets which has been allocated to common stock.

8.	Income Taxes

Income tax expense for the period from November 25, 2004 (date of inception) to April 30, 2006 was as follows:

	Canada $	United States $

Current	22,156	–
Deferred:	–	–

Total income tax expense	22,156	–

D/ljm/871845.3

F–6

Glass Wave Enterprises, Inc.

Notes to the Consolidated Financial Statements

(A Development Stage Company)

(expressed in U.S. dollars)

8.	Income Taxes (continued)

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

	Canada	United States

Statutory federal income tax rate	37.6%	34.0%
Change in valuation allowance	–	(34.0%)

Total income tax expense	37.6%	–

The deferred tax liabilities and assets as at April 30, 2006 were as follows:

	Canada $	United States $

Deferred tax assets
- Net operating loss carryforwards	–	340
- Less valuation allowance	–	(340)

Net deferred tax asset and liability	–	–

At January 31, 2006, the Company had accumulated net operating losses for U.S. federal income tax purposes of $1,000, which will begin expiring in fiscal 2025. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

9.	Segmented Information

The Company operates in one reportable operating segment as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's operations involve the sale of vitamins and mineral supplements via the internet. As a result the Company aggregates its results of operations in one reportable operating segment. All assets, liabilities and expenses are based in Canada. The Company generates sales in different geographic areas. A summary is disclosed in the following table.

	Accumulated from November 25, 2004 (Date of Inception) to April 30, 2006 $	Three Months Ended April 30, 2006 $
	(unaudited)	(unaudited)

Revenue

Great Britain	989,239	246,969
Other	76,313	17,412

	1,065,552	264,381

	April 30, 2006 $	January 31, 2006 $
	(unaudited)	(audited)

Long-Lived Assets

Great Britain	–	–
Canada	2,918	3,231
Other	–	–

	2,918	3,231

D/ljm/871845.3

F–7

Glass Wave Enterprises, Inc.

Notes to the Consolidated Financial Statements

(A Development Stage Company)

(expressed in U.S. dollars)

10.	Subsequent Event

Subsequent to quarter end, the Company's SB-2 registration statement was declared effective as of June 14, 2006 by the U.S. Securities and Exchange Commission.

D/ljm/871845.3

F–8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in the Exchange Act. All statements that are included in this report, other than statements of historical fact, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, general business conditions.

OVERVIEW

Corporate History

We were incorporated in the State of Nevada on May 12, 2004 and commenced business operations commensurate with the acquisition of Astro Nutrition on January 31, 2005. Our wholly-owned subsidiary, Astro Nutrition, was incorporated in the Province of British Columbia on November 25, 2004. The astronutrition.com website and the current business was initially designed by our President Chester Ku. The website was operational in October 2004.

Our Current Business

Through our subsidiary, Astro Nutrition, we sell a range of health products and herbal remedies. Astro Nutrition targets the market of health food supplements and herbal remedies by catering mainly to the European and Asian markets. We started with less than ten products and have grown to offer over 400 products from approximately 80 manufacturers. We sell our products to customers from any country other than the United States. Due to prohibitive regulatory costs associated with complying with United States laws and regulations, our company screens all orders using credit card verification to determine the country of residence of the customer. All orders by United States customers are cancelled and the funds are reimbursed to the client's credit card account. Other than through the development of our website, our company does not actively pursue any arrangements to increase our company's profile in any country.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations – Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005

Revenues were $264,381 for the three month period ended April 30, 2006, compared with $104,058 for the three month period ended April 30, 2005. The increase in revenues during this period reflects the increasing popularity and usage of our website that has generated increased sales of our products.

Cost of goods sold was $130,228, or 49% of revenues, for the three month period ended April 30, 2006, compared with $42,696, or 41% of revenues, for the three month period ended April 30, 2005. Our company purchases products from our major supplier at prices that are affected by the discount rate from that supplier. The discount depends upon the particular product and its wholesale cost. Our company receives a 30% discount on higher margin products and as low as a 10% discount on lower margin products. Our company incurred a higher cost of goods during the three months ended April 30, 2006 as a result of selling a greater mix of products and from an increased volume of products with a lower discount rate.

Total expenses were $100,651 for the three month period ended April 30, 2006, compared with $19,210 for the three month period ended April 30, 2005. Advertising expense increased significantly to $53,380 during the three month period ended April 30, 2006, compared with $7,466 during the three month period ended April 30, 2005. Additionally, subcontracting expense was $18,968 during the three month period ended April 30, 2006, compared with $Nil during the three months ended April 30, 2005. We anticipate that we will continue to incur higher advertising expenses in order to market our products through our website and higher consultant costs in order to

D/ljm/871845.3

operate our company with minimal employees.

We reported a net income of $19,725 for the three month period ended April 30, 2006, compared with a net income of $25,416 for the three month period ended April 30, 2005.

We intend to expand our product line and increase marketing of our website to increase our products sales. Management believes this to be the most scalable aspect of our business and will represent the focus of future marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenses and Sources of Funds

We anticipate that we will expend approximately $144,000 to $183,000 on our business during the twelve month period ending April 30, 2007 to finance working capital and pay for operating expenses and capital requirements. These expenditures are broken down as follows:

Estimated Capital Expenditures During the Twelve Month Period Ended April 30, 2007
Operating expenditures
Marketing	$110,000 - $125,000
General and Administrative	$8,000 - $16,000
Legal	$12,000 – $16,000
Website development costs	$10,000
Working capital	$4,000 - $16,000
Total	$144,000 - $183,000

Our cash on hand as at April 30, 2006 was $62,267, compared to $65,425 as at January 31, 2006. As at April 30, 2006, we had working capital of $175,610, compared to working capital of $118,357 as at January 31, 2006. We anticipate that the funds generated from ongoing operations and our cash on hand may enable us to address our minimum current and ongoing expenses for the twelve month period ending April 30, 2007, continue with marketing and promotion activity connected with the development and marketing of our health products and limited expansion of our website.

If our cash on hand and income from operations do not cover our operating expenses or if we require any additional monies during the twelve month period ending April 30, 2007, we plan to raise such additional capital primarily through credit facilities from our directors and shareholders and additional private placements of our equity securities to our directors and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. As our company anticipates that we have sufficient funds for the twelve month period ending April 30, 2007, our company has not yet pursued such financing options. If additional financing is required, we can offer no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

The continuation of our business is dependent upon successful and sufficient market acceptance of our health products, the continuing successful promotion of our website, and finally, maintaining a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the

D/ljm/871845.3

equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Operating Activities

Operating activities used cash of $15,178 for the three month period ended April 30, 2006, compared to providing cash of $27,882 for the three month period ended April 30, 2005. The decrease in cash received during the three month period ended April 30, 2006 was the result of higher accounts receivable.

Investing Activities

Investing activities provided cash of $8,780 for the three month period ended April 30, 2006 as a result of the purchase of certain investments. Investing activities provided cash of $Nil for the three month period ended April 30, 2005.

Financing Activities

Financing activities provided cash of $Nil for the three month period ended April 30, 2006, compared with $57,651 for the three month period ended April 30, 2005. During the year ended January 31, 2006, our company issued 11,630,000 shares of common stock through private placements that raised $57,651.

On February 21, 2005, we issued 6,500,000 shares to Chester Ku at an offering price of $0.005 per share for gross offering proceeds of $32,500 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Chester Ku is not a U.S. person as that term is defined in Regulation S.

On February 22, 2005 we issued 2,000,000 shares to Bianca Knop at an offering price of $0.005 per share for gross offering proceeds of $10,000 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Bianca Knop is not a U.S. person as that term is defined in Regulation S.

On March 1, 2005, we issued 3,030,000 common shares to 32 subscribers at an offering price of $0.005 per share for gross offering proceeds of $15,150 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. None of the subscribers were U.S. persons at that term is defined in Regulation S.

Future Operations

Our primary objectives in the twelve month period ending April 30, 2007 include further development and expansion of our product line. We intend on expanding our line to over 500 sports nutrition, herbal, health and well-being products. Management believes that some of the keys to our success include an increased breadth of products as well as the continuation of our high margins and increasing our product and website marketing expenditures. We plan on releasing more HTML content in the next 12 months, such as newsletters, that will enhance our visibility in the marketplace. We plan to implement Paymentech's internet merchant gateway with our website shopping cart, Zen Cart. This will enable us to take direct control over payment functionality and take advantage of merchant discount rates starting at 1.9%.

Nutrition Supplement Revenue

The astronutrition.com website commenced selling products in October, 2004 which enabled our company to generate $264,381 in revenue from the sale of supplements during the three month period ended April 30, 2006 and $104,058 in revenue during the three month period ended April 30, 2005. We plan to increase our link popularity in the next twelve months and our expectation is that this will contribute to increased unique visitors. We intend on placing a links tab on the www.astronutrition.com index page. Well placed links represent a good source of consistent and targeted search engine traffic. Most search engines now factor link popularity into their relevancy algorithms. As a result, increasing the number of quality, relevant sites which link to our site can improve our search engine ranking.

D/ljm/871845.3

Weight loss products represented approximately 95% of our revenue for the three month period ended April 30, 2006. Currently we average approximately $62,000 per month in weight loss product sales. Management's goal is to decrease reliance on this revenue source and increase sales of our other products. We intend on reaching this goal by running monthly specials on non-weight loss categories of products.

Sales are processed through PayPal and World Pay. These companies facilitate electronic payments over the internet in exchange for a transaction fee. Our "User Agreement" with PayPal is a contract between Astro Nutrition and PayPal and relates to our use of the PayPal payment service and the services provided to us by PayPal. Sales through PayPal are transferred on the last day of each month.

Promotion

We currently promote our website on the internet through search engines, link exchanges and paid internet advertising. Paid internet advertising includes banner ad placement and sponsored listings on niche portal sites that provide directory style listings of nutrition supplements. It also includes pay-per-click text link advertising on several search engines, offered through Overture. We have spent $53,380 on advertising for the three month period ended April 30, 2006 as compared to $7,466 during the three month period ended April 30, 2005. We anticipate spending approximately $10,000 per month on pay-per-click advertising and banner ad placement during the twelve month period ending April 30, 2007.

Our customer loyalty rewards program offers new customers $9.13 (£5) off their next purchase of $36.52 (£20) or greater. These "Astro bucks" are inserted in each package that is sent to a customer and is intended to generate brand and loyalty recognition. Muscletalk.co.uk members receive 10% off their total purchase. Other future promotions may include "free shipping" or "25% discount" coupons.

Research and Development

Approximately 500 hours was spent by our company's personnel on the design and implementation of Version 2.0 of our website. Development of additional modules to our site is an ongoing project. We are currently developing a new customer interface. The design of the new home page was designed at a cost of approximately $2,500 by Thinkprofits.com and is being implemented by our company and HBH Consulting. HBH Consulting billed us $51.00 per hour pursuant to a verbal agreement for their consulting and programming services. In fiscal 2007, we plan on adding unique articles written specifically for astronutrition.com customers. Feature articles may include contributions from clinical herbal therapists, personal trainers, doctors, nurses, nutritionists and group fitness instructors. Capitalizing on the diverse resources available to Astro Nutrition, we seek to educate and enhance the users' shopping experience. We anticipate entering into verbal contracts with such individuals whereby our company will pay such writers $40 per article which will be available on our website. Our monthly newsletter budget is set at $160 per month. We have had informal conversations with several contacts within the industry including nurses, doctors and personal trainers and we believe we will be able to provide sufficient articles. To date, however, we have not entered into any contracts with such individuals. We expect to spend $10,000 during our the twelve month period ending April 30, 2007 to develop our website and support the new products anticipated for release. We expect the useful life of the website to be approximately three years.

Other than $750 spent on graphics work for the reporting interface, no hard costs were incurred for Version 2.0 of our website. Our company's personnel have invested approximately 200 hours to date into product and information development for Astro Nutrition's future releases. It is expected that our company's personnel will invest an additional 300 hours to get new products and articles onsite, in addition to $795 contracting fees for graphical work to support improvement in the user interfaces. Our company intends to sub-contract the graphical work to an independent party as required and our company does not anticipate that we will have any delays or problems associated with identifying and hiring a firm to carry out our graphical work. We anticipate that such work will be conducted on an as-needed basis based upon a verbal agreement. An additional $1,590 may be spent on software upgrades, specifically accounting and digital imaging products during the twelve month period ending April 30, 2007.

D/ljm/871845.3

Capital Expenditures

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may, however, purchase computer hardware and software for our ongoing operations.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Foreign Currency Translation

Our company's functional currency is the Canadian dollar. The financial statements of our company are translated to United States dollars under the current rate method in accordance with SFAS No. 52 "Foreign Currency Translation". Under the current rate method, all assets and liabilities are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rate. The revenues and expenses that occur evenly over the period are translated at the weighted-average rate for the period. The cumulative translation adjustments balance is reported as a component of accumulated other comprehensive income. Sales are denominated in currencies other than our company's functional currency. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Our company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Revenue Recognition

Our company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue consists of sales of vitamins and mineral supplements and are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or products shipped, and collectibility is reasonably assured.

Our company does not offer sales rebates to customers; however, it has a 30-day return policy. An allowance for estimated returns applied against sales revenue to reflect estimated returns that occur until the 30-day return period expires. To date, the estimated return allowance has been reasonable with no change in estimate required.

Trade accounts receivable relate to the sale of vitamins and mineral supplements. Our company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As of April 30, 2006, no allowance for doubtful accounts was considered necessary.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the

D/ljm/871845.3

direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Associated With our Business

We have had minimal income from operations and if we are not able to increase such income or obtain further financing, we may be forced to scale back or cease operations or our business operations may fail.

To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We generated net income of $26,750 on $1,065,552 in revenue from November 25, 2004, the date of inception, to April 30, 2006 and net income of $19,725 on $264,381 in revenue during the three month period ended April 30, 2006. We had working capital of $175,610 as at April 30, 2006 and working capital of $118,357 as at January 31, 2006. We estimate that we will require between $144,000 and $183,000 for capital expenditures during the twelve month period ending April 30, 2007. Because our working capital may not cover all of our estimated expenditures during this time, we will be dependent upon generating net income from operations to cover the difference. As we cannot predict whether our company will generate such funds, we may need to raise additional funds from an equity or debt financing to continue to develop our website to respond to competitive pressures, to sign distribution agreements with manufacturers and suppliers of health products or to respond to unanticipated requirements or expenses. The issuance of additional equity securities will result in the dilution in the equity interests of our current shareholders and obtaining loans, assuming such loans are available, will increase our liabilities and future cash commitments. If we are not able to generate significant revenues from the sale of health food supplements, we will not be able to maintain our operations or achieve a profitable level of operations.

We have only commenced our business operations in January, 2005 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. Our operating activities since our incorporation on May 12, 2004 consisted primarily of acquiring a health products retail company, which acquisition occurred on January 31, 2005, and continuing to market health related products. On January 31, 2005, we acquired all the outstanding shares in Astro Nutrition, a British Columbia, Canada company which retails health products and herbal remedies through its website at www.astronutrition.com. Astro Nutrition was incorporated on November 25, 2004. We are continuing to develop and expand our website and the products we offer. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainties regarding our level of future revenues and our inability to budget expenses and manage growth accordingly and our inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the health products industry make it difficult or impossible to predict future results of our operations. We may not establish a clientele that will make us profitable, which may result in the loss of some or all of your investment in our common stock.

We may need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to scale back or cease operations or discontinue our business.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future

D/ljm/871845.3

indebtedness or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

Our company estimates that our capital expenditures for the twelve month period ending April 30, 2007 will be between approximately $144,000 and $183,000. As of April 30, 2006, we had working capital of $175,610. We estimate that our working capital and income from operations may be sufficient to satisfy our cash requirements for the twelve month period ending April 30, 2007. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- we incur unexpected costs in expanding our website or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our products;

- we incur any significant unanticipated expenses; or

- our net income decreases from occurrences such as increased cost of goods, decreased demand for products, increased competition or increases in regulatory restrictions.

The occurrence of any of the aforementioned events could prevent us from pursuing our business plan, expanding our business operations and ultimately achieving a profitable level of such operations.

In the event that our working capital and income from operations fails to meet our cash requirements, we may need to raise additional funds from an equity or debt financing in order to continue our operations. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our health product sales operations and so may be forced to scale back or cease operations or discontinue our business.

Our company has entered into several verbal agreements, including one with a supplier who we purchase a significant amount of our products from. Our company may become subject to a dispute over the terms and interpretations of such verbal agreements and we may be unsuccessful or unable to bring a legal claim against such parties and any claim brought against us may be difficult to defend.

Currently, we have entered into a verbal agreement with one supplier who has supplied our company with a majority of the products we have sold through our website during the three month period ended April 30, 2006. We have also entered into additional verbal agreements including a sub-lease agreement for the office space that serves as our main operating facility, consulting and programming agreements and a verbal bridge loan between Mr. Ku and Astro Nutrition. Our company intends to enter into verbal agreements in the future to retain certain graphical services for our website and to retain consultants to prepare articles for our website. Our company does not intend to formalize such verbal agreements to writing and, as a result, our company may become subject to a dispute over the terms and interpretations of such verbal agreements. If our company becomes subject to a dispute in regards to the terms and interpretations of such verbal agreements, it may be difficult for our company to demonstrate that such agreements are based upon our particular interpretation of such terms. As a result, it may be difficult for our company to enforce any terms of the verbal agreements in circumstances where the other contracting party disagrees with our interpretation. We may therefore be unable or unsuccessful in bringing legal claims against parties we have

D/ljm/871845.3

contracted with if we determine such parties have breached the agreements. Alternatively, any legal claim brought against us may be difficult to defend due to the fact that there is a lack of written material to substantiate a defence. Any litigation, whether successful or unsuccessful, could result in substantial costs and a diversion of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in increased costs to our company.

Our company relies on a supplier who supplies our company with a significant percentage of the products we sell and as a result, we could be adversely affected by changes in the cost of the suppliers' products, the financial condition of the supplier or by the deterioration or termination of our relationship with the supplier.

Our largest supplier, Body Energy Club, supplied our company with a majority of the products that our company sold during the three month period ended April 30, 2006. A significant decline in our supplier's financial condition, a material rise in the cost of its prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with Body Energy Club deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by Body Energy Club, our results of operations could be adversely affected.

We have entered into third-party supplier agreements which are based upon standard contractual terms that include fluctuating prices and inventory levels that cannot be assured. In the event that our company purchases a greater percentage of our products from such suppliers, our company will be subject to continued exposure to negative price and inventory fluctuations that may have a material adverse effect on the revenues and income of our company.

Although our company currently purchases a significant amount of the products we distribute from one supplier, we are attempting to reduce our reliance on this supplier by purchasing products from other third-party suppliers. It is common practice in the industry to establish contractual relationships with suppliers by agreeing to the supplier's standard contractual terms. To date, we have entered into ten supplier agreements. Other than our oral agreement with Body Energy Club, all of our supplier agreements are based upon a relationship that does not require our company to enter into written agreements to purchase the respective supplier's products. By purchasing their products, customers agree to the respective supplier's standard contractual terms including price, inventory, risk and delivery. Even if customers enter into written contractual relationships with suppliers, it is common place in our industry for the supplier to insist on similar fluctuating price and inventory provisions. The terms of the supplier agreements that we have entered into are based upon standard contractual terms which state, for example, that prices are determined in accordance with fluctuating catalogue prices and state that availability of products and inventory is not assured. Body Energy Club supplied our company with a majority of the products our company sold during the three month period ended April 30, 2006. In the event that our company reduces our dependency upon Body Energy Club and we simultaneously enter into contractual relationships with additional suppliers, our company will continue to be subject to fluctuating prices and inventory levels that cannot be assured. In the event that wholesale prices rise, our company may be forced to pass those costs on to our customers which may reduce our revenues as a result of increased prices or our company's net income may be reduced from an increase in costs of goods sold if we continue to sell at current prices. In the event we are not able to purchase products due to inventory shortages from our suppliers, our revenues from product sales will be reduced and our company's operations will be adversely affected.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

D/ljm/871845.3

If we are unable to protect our internet domain name, our efforts to increase public recognition of our brand may be impaired.

We currently hold the internet domain name "astronutrition.com". The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in Canada and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our website and sales. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to our domain names, and infringing upon or otherwise decreasing the value of any future trademarks or other proprietary rights that we may develop. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names.

The establishment and maintenance of brand identity of our website and health products is critical to our future success. If we are unable to provide competitive health products or otherwise fail to promote and maintain our brands, we may never achieve a profitable level of operations.

We offer health products on our website. Since we expect that in the future, substantially all of our revenues will be generated from product sales through our website, market acceptance of our website is critical to our future success. Factors such as market positioning, the availability and price of competing health products, and the introductions of new products will affect the market acceptance of our health products.

We believe that establishing and maintaining brand identity of our website will help increase the awareness of our health products. Promotion of our products will depend largely on our success in continuing to provide a high quality online website. In order to attract and retain consumers of our products and to promote and maintain our brand in response to competitive pressures, we may increase our financial commitment to creating and maintaining a distinct brand loyalty among our consumers. If we are unable to provide high quality, competitively priced health products, or otherwise fail to promote and maintain our brand, incur excessive expenses in an attempt to improve, or promote and maintain our brand, we will not achieve profitable operations and you may lose some or all of your investment in our common stock.

We currently do not have any intellectual property rights. If we are unable to protect our "Astro Nutrition" trade name and products, our efforts to increase public recognition of our "Astro Nutrition" brand may be impaired and we may be required to incur substantial costs to protect our name and products.

We have not made any applications for the protection of our intellectual property rights. As a consequence we may not be able to prevent the unauthorized use of our "Astro Nutrition" trade name and products. We may be unable to prevent third parties from acquiring and using names or products that are similar to, infringe upon or otherwise decrease the value of our name, our products, and other proprietary rights that we may hold. We may need to bring legal claims to enforce or protect any intellectual property rights that we assert. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade name and products.

If our operations are disrupted by technological or other problems, we may not be able to generate revenues from the sale of our products.

Our systems could be overwhelmed or could fail for any number of reasons. We currently promote and sell our product exclusively through the internet. Heavy usage volumes could cause significant backlogs or could cause our systems to fail. We may not be able to expand and upgrade our technology and network hardware and software to accommodate increased usage by our customers on a timely basis. Also, our systems, and those of the third parties on which we depend, may not operate properly in the event of:

D/ljm/871845.3

- a hardware or software error, failure or crash;

- a power or telecommunications failure;

- human error; or

- a fire, flood or other natural disaster.

Our systems may be more likely to suffer problems while we implement upgrades to our network hardware and software. Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches.

The computer servers which house the data storage and software of our company are housed at the data center of Groovy Web Services, a non-related, Vancouver based company. If the systems of this company slow down significantly or fail even for a short time, our customers would suffer delays in data access. These delays could damage our reputation and cause customers to choose other health product vendors. We currently do not have any property and business interruption insurance to compensate us for all losses we may incur. If any of these circumstances occur, then our ongoing operations may be harmed to the extent that we will be unable to sell our products through our website and as a result you may lose some or all of your investment in our common stock.

Because we face intense competition, an investment in our company is highly speculative.

Our domain name "www. astronutrition.com" and our health products are critical to our success. The health product industry is characterized by intense and substantial competition. We believe that our website will have to compete with large and established companies such as "bodybuilding.com" and "herbalremedies.com" (information on these websites and the companies that operate them does not form part of this prospectus), as well as other small to medium sized internet retailers of health products.

These existing and future competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements than us and may be able to undertake more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than we do. Increased competition by these existing and future competitors will negatively affect our ability to maintain or expand our operations, or achieve profitability.

New or amended government regulation in our home or foreign jurisdictions could adversely impact our business and operations.

We may be subject to additional laws and regulations or a change in the current laws and regulations by Health Canada in regards to our Canadian operations and other national, regional and local laws by any foreign jurisdiction that we sell our products into. In addition, we may be subject to more stringent interpretations of current laws or regulations. We are unable to predict the nature of such laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. We also cannot predict what effect these regulations, and the related publicity from promulgation of such regulations, could have on consumer perceptions related to the market for our products. Our company and our customers depend on positive publicity as it relates to the efficacy and overall health benefits derived from certain products we sell. Any negative publicity could have a material adverse effect on our business, financial condition, results of operations and cash flow. If any new regulations are promulgated within Canada, we may be forced to abandon the sale of some of our products. Our failure to comply with applicable laws within Canada could result in, among others, injunctions, recalls, product seizures and fines.

We sell products to foreign jurisdictions, other than the United States, where our customers are subject to foreign regulation. Although compliance with such foreign governmental regulation is the responsibility of our customers, such regulations may prevent, delay or prohibit entry of our products into such jurisdiction or may impose additional costs, taxes and duties to the retail cost of our products which may deter potential customers from ordering our products. Any prohibition of our products from such foreign jurisdictions, any adverse change in existing

D/ljm/871845.3

regulation, or any imposition of new regulations, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We depend on Chester Ku and Bianca Knop as the directors and officers of our company to operate our business and if either of these individuals leaves our company and we are unable to hire and replace such persons with qualified personnel, our results of operations will be adversely effected in a material manner.

Our president, secretary, treasurer and director, Chester Ku, handles all of the responsibilities in the area of corporate administration, business development and research. Ms. Bianca Knop was appointed vice-president on January 1, 2005 and a director on February 22, 2005. In addition, Mr. Ku has also provided us with capital raising services. The loss of the services of any of these directors, executive officers or key personnel, or the inability to identify, hire, train and retain other qualified directors, executive officers or personnel in the future would have a material adverse affect on our business, financial condition and operating results. We do not maintain any life insurance policies on any of these directors, executives, or key personnel for our benefit. If they sell all or most of their shares common stock, they may no longer have an incentive to remain with us, which would damage our business.

Bianca Knopp, one of our directors and officers, is engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

One of our directors and officers is involved in other business activities. Bianca Knop, our Vice-President and director, is employed full time as a freelance fitness consultant. As a result of this other business activity that Ms. Knop is involved in, she may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors, in the aggregate, beneficially own 73.95% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control our company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you would lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 75,000,000 common shares, of which 11,630,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

D/ljm/871845.3

Risks associated with our common stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We have initiated steps to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or on any other exchange and, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may have a material adverse effect on the market price of our common stock.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in this offering.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. To date, we have generated limited income from revenues. As a result, there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

D/ljm/871845.3

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 3.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being April 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President (who acts as our Chief Executive Officer and Chief Financial Officer). Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's President, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

D/ljm/871845.3

ITEM 6.	EXHIBITS.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1(2)	Articles of Incorporation
3.2(1)	Bylaws
10.1(1)	Subscription Agreement, dated January 14, 2005, between Glass Wave Enterprises, Inc. and Chester Ku
10.2(1)	Share Purchase Agreement, dated January 31, 2005 between Chester Ku and Glass Wave Enterprises Inc.
10.3(2)	Subscription Agreement, dated February 21, 2005, between Glass Wave Enterprises, Inc. and Chester Ku
10.4(1)	Subscription Agreement, dated February 22, 2005 between Glass Wave Enterprises, Inc. and Bianca Knop
10.5(2)	Subscription Agreement, dated March 1, 2005, between Glass Wave Enterprises, Inc. and the 32 investors as set out in Item 26 of the Form SB-2/A
10.6(1)	User Agreement for PayPal Service
10.7(1)	Customer Agreement for World Pay Service
10.8(2)	Premium Managed Hosting Agreement dated June 10, 2005, between Groovy Web Services and Astro Nutrition Inc.
10.9(1)	Sublease Agreement dated March 29, 2005 between Chester Ku and Astro Nutrition Inc.
21	Subsidiaries of Glass Wave Enterprises, Inc. Astro Nutrition Inc. (British Columbia)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Chester Ku
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Chester Ku
*	Filed herewith.
(1)	Incorporated by reference from our Registration Statement on Form SB-2 filed on May 5, 2005
(2)	Incorporated by reference from our Registration Statement on Form SB-2/a filed on July 29, 2005

D/ljm/871845.3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Chester Ku

By: Chester Ku, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: July 14, 2006

D/ljm/871845.3