Form 10QSB
period 2006-07-31
Glass Wave Enterprises, Inc.
filed 2006-09-14
CIK 1327238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock as of August 31, 2006 was 11,630,000.

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Glass Wave Enterprises, Inc.

(A Development Stage Company)

Index

Interim Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations	F–2

Interim Consolidated Statements of Cash Flows	F–3

Interim Consolidated Statements of Stockholders’ Equity	F–4

Notes to the Interim Consolidated Financial Statements	F–5 – F-7

Statement 1

Glass Wave Enterprises, Inc.

Interim Consolidated Balance Sheets

(A Development Stage Company)

(expressed in U.S. dollars)

	July 31, 2006 $ (unaudited)	January 31, 2006 $ (audited)
ASSETS

Current Assets

Cash	168,956	65,425
Accounts receivable	48,325	77,946
Prepaid Expenses	–	7,024
Inventory	66,225	41,780

Total Current Assets	283,506	192,175

Restricted Guaranteed Investment Certificate (Note 3)	–	8,780
Equipment (Note 4)	2,607	3,231

Total Assets	286,113	204,186

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	35,540	39,269
Accrued liabilities	11,046	26,660
Income taxes payable	26,527	7,889

Total Current Liabilities	73,113	73,818

Due to related party (Note 5)	111,197	62,377

Total Liabilities	184,310	136,195

STOCKHOLDERS’ EQUITY

Common Stock (Note 6) Authorized: 75,000,000 shares, par value $0.001 Issued: 11,630,000 shares (January 31, 2006 - 11,630,000 shares)	11,630	11,630

Additional Paid in Capital (Statement 4)	46,021	46,021

Accumulated Other Comprehensive Income (Statement 4)	3,843	3,315

Retained Earnings	40,309	7,025

Total Stockholders’ Equity	101,803	67,991

Total Liabilities and Stockholders’ Equity	286,113	204,186

The accompanying notes are an integral part of these interim consolidated financial statements

F–1

Statement 2

Glass Wave Enterprises, Inc.

Interim Consolidated Statements of Operations

(A Development Stage Company)

(expressed in U.S. dollars)

	Accumulated from November 25, 2004 (Date of Inception) to July 31, 2006 $	Six Months Ended July 31, 2006 $	Six Months Ended July 31, 2005 $	Three Months Ended July 31, 2006 $	Three Months Ended July 31, 2005 $
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	1,402,817	601,646	331,008	337,265	226,950

Cost of Goods Sold	(623,480)	(278,047)	(130,602)	(147,819)	(87,906)

Gross Profit	779,337	323,599	200,406	189,446	139,044

Expenses

Accounting	77,487	25,465	8,956	14,580	4,421
Advertising	283,090	148,931	27,355	95,551	19,889
Charitable donation	1,961	–	–	–	–
Consulting	97,049	11,018	3,392	7,335	3,392
Depreciation	1,849	626	534	313	363
Legal	51,333	14,093	22,938	11,332	20,000
Management fees	58,044	–	–	–	–
Office and general	52,738	24,502	11,821	13,841	7,721
Subcontracting	85,191	43,318	2,678	24,350	2,678

Total Expenses	708,742	267,953	77,764	167,302	58,464

Operating Income Before Income Taxes	70,595	55,646	122,732	22,144	80,580

Investment Income and Other	924	618	–	469	–

Net Income Before Income Taxes	71,519	56,264	122,732	22,613	80,580

Income Taxes	(31,210)	(22,980)	(47,050)	(9,054)	(30,314)

Net Income for the Period	40,309	33,284	75,682	13,559	50,266

Net Income Per Share – Basic and Diluted		0.00	0.01	0.00	0.00

Weighted Average Shares Outstanding		11,630,000	10,381,657	11,630,000	11,630,000

The accompanying notes are an integral part of these interim consolidated financial statements

F–2

Statement 3

Glass Wave Enterprises, Inc.

Interim Consolidated Statements of Cash Flows

(A Development Stage Company)

(expressed in U.S. dollars)

	Accumulated from November 25, 2004 (Date of Inception) to July 31, 2006 $	Six Months Ended July 31, 2006 $	Six Months Ended July 31, 2005 $
	(unaudited)	(unaudited)	(unaudited)

Cash Flows From Operating Activities

Net income for the period	40,309	33,284	75,682

Adjustments to reconcile net income to net cash used in operating activities

Depreciation	1,847	626	534

Changes in operating assets and liabilities

Accounts receivable	(48,325)	29,621	(22,883)
Prepaid	–	7,024	(14,051)
Inventory	(66,225)	(24,445)	(24,495)
Accounts payable	35,540	(3,729)	10,586
Accrued liabilities	11,046	(15,614)	1,010
Income taxes payable	26,527	18,638	46,734
Deferred revenue	–	–	5,026
Due to related party	111,097	48,820	3,151

Net Cash Provided by Operating Activities	111,816	94,223	81,294

Cash Flows From Investing Activities

Acquisition of equipment	(4,454)	–	(2,636)
Acquisition of investments	–	8,780	(8,169)
Net cash acquired in recapitalization	100	–	–

Net Cash (Used in) Investing Activities	(4,354)	8,780	(10,805)

Cash Flows From Financing Activities

Issuance of common stock	57,651	–	57,650

Net Cash Provided By Financing Activities	57,651	–	57,650

Effect of Exchange Rate Changes on Cash	3,843	528	1,085

Net Increase in Cash	168,956	103,531	129,224

Cash– Beginning of Period	–	65,425	17,410

Cash– End of Period	168,956	168,956	146,634

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	5,635	4,850	785

The accompanying notes are an integral part of these interim consolidated financial statements

F–3

Statement 4

Glass Wave Enterprises, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

From November 25, 2004 (Date of Inception) to July 31, 2006

(expressed in U.S. dollars)

				Accumulated
			Additional	Other
	Common		Paid In	Comprehensive	Retained
	Stock	Amount	Capital	Income (Loss)	Earnings	Total
	#	$	$	$	$	$

Balance – November 25, 2004 (Date of Inception) – stock issued for cash	1	1	–	–	–	1

Adjustments for recapitalization (Note 7)

- elimination of shares of Astro Nutrition Inc.	(1)	(1)	–	–	–	(1)

- add issued shares of Glass Wave Enterprises, Inc.	100,000	100	(99)	–	–	1

Foreign currency translation	–	–	–	(47)	–	(47)

Net income for the period	–	–	–	–	1,959	1,959

Balance – January 31, 2005 (audited)	100,000	100	(99)	(47)	1,959	1,913

Common stock issued for cash at $0.005 per share	11,530,000	11,530	46,120	–	–	57,650

Foreign currency translation	–	–	–	3,362	–	3,362

Net income for the period	–	–	–	–	5,066	5,066

Balance – January 31, 2006 (audited)	11,630,000	11,630	46,021	3,315	7,025	67,991

Foreign currency translation	–	–	–	3,240	–	3,240

Net income for the period	–	–	–	–	19,725	19,725

Balance – April 30, 2006 (unaudited)	11,630,000	11,630	46,021	6,555	26,750	90,956

Foreign currency translation	–	–	–	(2,712)	–	(2,712)

Net income for the period	–	–	–	–	13,559	13,559

Balance – July 31, 2006 (unaudited)	11,630,000	11,630	46,021	3,843	40,309	101,803

The accompanying notes are an integral part of these interim consolidated financial statements

F–4

1.	Nature of Operations

Glass Wave Enterprises, Inc. (the “Company”) was incorporated in the State of Nevada on May 12, 2004. Effective January 31, 2005, the Company acquired all the outstanding common stock of Astro Nutrition Inc. (“Astro”), a company under common control. Prior to the acquisition, the Company was a non-operating shell corporation with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization (Note 7).

The Company is based in Vancouver, British Columbia, Canada and its principal business is the sale of vitamins and mineral supplements via the internet.

The Company is a development stage company. Since inception, management has devoted most of its activities to getting an SB-2 Registration Statement declared effective by the U.S. Securities and Exchange Commission. The Company’s SB-2 Registration Statement was declared effective on June 14, 2006.

2.	Summary of Significant Accounting Principles

The interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. These interim consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the Company’s significant accounting policies.

These interim consolidated financial statements follow the same accounting principles and methods of their application as the most recent annual consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2006.

3.	Restricted Cash

A separate deposit of $NIL (January 31, 2006 - $8,780), which the Company has provided as security to the Company's bank for electronic funds transfer services and corporate VisaCard liabilities. This deposit bears interest at approximately 1.65% per annum.

4.	Equipment

	July 31, 2006			January 31, 2006
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer hardware	3,609	1,565	2,044	2,583
Furniture and equipment	845	282	563	648

	4,454	1,847	2,607	3,231

F–5

5.	Related Party Balance/Transactions

At July 31, 2006, the Company was indebted to the President of the Company in the amount of $111,197 (January 31, 2006 - $62,377), which is non-interest bearing, unsecured and not due on demand.

6.	Capital Stock
a)	On January 14, 2005, prior to the recapitalization, the Company issued 100,000 shares of its common stock at $0.001 per share for cash proceeds of $100.
b)

In February 2005, the Company completed two share subscription agreements with the President and a director of the Company. The Company received total proceeds of $42,500, being $0.001 per share and $0.004 per share for excess consideration over par value, for the issuance of 8,500,000 shares of common stock of the Company.

c)	In March 2005, the Company issued 3,030,000 of common stock of the Company for total proceeds of $15,150, being $0.001 per share and $0.004 per share for excess consideration over par value.

7.	Capital Transaction

By a Share Purchase Agreement dated January 31, 2005, the Company acquired 100% of the issued and outstanding common stock of Astro Nutrition Inc. (“Astro”) in consideration for the issuance of a promissory note for a nominal $100. Astro was incorporated on November 25, 2004 under the Company Act of British Columbia, Canada and was owned by the President of the Company. The principal business of Astro is the sale of vitamins and mineral supplements.

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

As at January 31, 2005, the Company had $100 of net assets which has been allocated to common stock.

8.	Income Taxes

Income tax expense for the period from November 25, 2004 (date of inception) to July 31, 2006 was as follows:

	Canada $	United States $

Current	31,210	–
Deferred:	–	–

Total income tax expense	31,210	–

F–6

8.     Income Taxes (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	Canada	United States

Statutory federal income tax rate	37.6%	34.0%
Change in valuation allowance	–	(34.0%)

Total income tax expense	37.6%	–

The deferred tax liabilities and assets as at July 31, 2006 were as follows:

	Canada $	United States $

Deferred tax assets
- Net operating loss carryforwards	–	340
- Less valuation allowance	–	(340)

Net deferred tax asset and liability	–	–

At January 31, 2006, the Company had accumulated net operating losses for U.S. federal income tax purposes of $1,000, which will begin expiring in fiscal 2025. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

9.	Segmented Information

The Company operates in one reportable operating segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company's operations involve the sale of vitamins and mineral supplements via the internet. As a result, the Company aggregates its results of operations in one reportable operating segment. All assets, liabilities and expenses are based in Canada. The Company generates sales in different geographic areas. A summary is disclosed in the following table.

	Accumulated from November 25, 2004 (Date of Inception) to July 31, 2006 $	Six Months Ended July 31, 2006 $
	(unaudited)	(unaudited)

Revenue

Great Britain	1,325,263	582,993
Other	77,554	18,653

	1,402,817	601,646

	July 31, 2006 $	January 31, 2006 $
	(unaudited)	(audited)

Long-Lived Assets

Great Britain	–	–
Canada	2,607	3,231
Other	–	–

	2,607	3,231

F–7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Our Current Business

Through our subsidiary, Astro Nutrition, we sell a range of health products and herbal remedies. Astro Nutrition targets the market of health food supplements and herbal remedies by catering mainly to the European and Asian markets. We started with less than ten products and have grown to offer over 400 products from approximately 80 manufacturers. We sell our products to customers from any country other than the United States. Due to prohibitive regulatory costs associated with complying with United States laws and regulations, our company screens all orders using credit card verification to determine the country of residence of the customer. All orders by United States customers are cancelled and the funds are reimbursed to the clients’ credit card accounts. Other than through the development of our website, our company does not actively pursue any arrangements to increase our company's profile in any country.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations – Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

Revenues were $337,265 for the three month period ended July 31, 2006, compared with $226,950 for the three month period ended July 31, 2005. The increase in revenues during this period reflects the increasing popularity and usage of our website that has generated increased sales of our products.

Cost of goods sold was $147,819, or 44% of revenues, for the three month period ended July 31, 2006, compared with $87,906, or 39% of revenues, for the three month period ended July 31, 2005. Our company purchases products from our major supplier at prices that are affected by the discount rate from that supplier. The discount depends upon the particular product and its wholesale cost. Our company receives a 30% discount on higher margin products and as low as a 10% discount on lower margin products. Our company incurred a higher cost of goods during the three months ended July 31, 2006 as a result of selling a greater mix of products and from an increased volume of products with a lower discount rate from our suppliers.

Total expenses were $167,302 for the three month period ended July 31, 2006, compared with $58,464 for the three month period ended July 31, 2005. Advertising expense increased significantly to $95,551 during the three month period ended July 31, 2006, compared with $19,889 during the three month period ended July 31, 2005. We anticipate that we will continue to incur higher advertising expenses in order to market our products through our website and higher consultant costs in order to operate our company with minimal employees. Additionally, subcontracting expense was $24,350 during the three month period ended July 31, 2006, compared with $2,678 during the three months ended July 31, 2005. Accounting expenses increased to $14,580 during the three month period ended July 31, 2006, compared to $4,421 for the three month period ended July 31, 2005. Office and general expenses increased to $13,841 for the three month period ended July 31, 2006, compared to $7,721 for the three month period ended July 31, 2005. Total expenses increased from the second quarter of 2006 compared to the second quarter of 2006 as a result of an increase in sales.

We reported a net income of $13,559 for the three month period ended July 31, 2006, compared with a net income of $50,266 for the three month period ended July 31, 2005.

Results of Operations – Six Months Ended July 31, 2006 Compared to Six Months Ended July 31, 2005

Revenues were $601,646 for the six month period ended July 31, 2006, compared with $331,008 for the six month period ended July 31, 2005. The increase in revenues during this period reflects the increasing popularity and usage of our website that has generated increased sales of our products.

Cost of goods sold was $278,047, or 46% of revenues, for the six month period ended July 31, 2006, compared with $130,602, or 39% of revenues, for the six month period ended July 31, 2005. Our company purchases products from our major supplier at prices that are affected by the discount rate from that supplier. The discount depends upon the particular product and its wholesale cost. Our company receives a 30% discount on higher margin products and as low as a 10% discount on lower margin products. Our company incurred a higher cost of goods during the six months ended July 31, 2006 as a result of selling a greater mix of products and from an increased volume of products with a lower discount rate from our suppliers.

Total expenses were $267,953 for the six month period ended July 31, 2006, compared with $77,764 for the six month period ended July 31, 2005. Advertising expense increased significantly to $148,931 during the six month period ended July 31, 2006, compared with $27,355 during the six month period ended July 31, 2005. We anticipate that we will continue to incur higher advertising expenses in order to market our products through our website and higher consultant costs in order to operate our company with minimal employees. Additionally, subcontracting expense was $43,318 during the six month period ended July 31, 2006, compared with $2,678 during the six months ended July 31, 2005. Accounting expenses increased significantly to $25,465 for the six month period ended July 31, 2006, compared to $8,956 for the six month period ended July 31, 2005. Office and general expenses increased to $24,502 for the six month period ended July 31, 2006, compared to $11,821 for the six month period ended July 31, 2005. Total expenses increased for the six month period ending July 31, 2006 compared to the six month period ending July 31, 2006 as a result of an increase in sales.

We reported a net income of $33,284 for the six month period ended July 31, 2006, compared with a net income of $75,682 for the six month period ended July 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenses and Sources of Funds

We anticipate that we will expend approximately $144,000 to $183,000 on our business during the twelve month period ending July 31, 2007 to finance working capital and pay for operating expenses and capital requirements. These expenditures are broken down as follows:

Estimated Capital Expenditures During the Twelve Month Period Ended July 31, 2007
Operating expenditures
Marketing	$110,000 - $125,000
General and Administrative	$8,000 - $16,000
Legal	$12,000 – $16,000

Website development costs	$10,000
Working capital	$4,000 - $16,000
Total	$144,000 - $183,000

Our cash on hand as at July 31, 2006 was $168,956, compared to $65,425 as at January 31, 2006. As at July 31, 2006, we had working capital of $210,393, compared to working capital of $118,357 as at January 31, 2006. We anticipate that the funds generated from ongoing operations and our cash on hand may enable us to address our minimum current and ongoing expenses for the twelve month period ending July 31, 2007, continue with marketing and promotion activity connected with the development and marketing of our health products and limited expansion of our website.

If our cash on hand and income from operations do not cover our operating expenses or if we require any additional monies during the twelve month period ending July 31, 2007, we plan to raise such additional capital primarily through credit facilities from our directors and shareholders and additional private placements of our equity securities to our directors and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. As our company anticipates that we have sufficient funds for the twelve month period ending July 31, 2007, our company has not yet pursued such financing options. If additional financing is required, we can offer no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

The continuation of our business is dependent upon successful and sufficient market acceptance of our health products, the continuing successful promotion of our website, and finally, maintaining a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

Operating Activities

Operating activities provided cash of $94,223 for the six month period ended July 31, 2006, compared to providing cash of $81,294 for the six month period ended July 31, 2005. The increase in cash received during the six month period ended July 31, 2006 was the result of higher accounts receivable.

Investing Activities

Investing activities provided cash of $8,870 for the six month period ended July 31, 2006 as a result of the purchase of certain investments. Investing activities used cash of $10,805 for the six month period ended July 31, 2005.

Financing Activities

Financing activities provided cash of $Nil for the six month period ended July 31, 2006, compared with $57,650 for the six month period ended July 31, 2005. During the year ended January 31, 2006, our company issued 11,630,000 shares of common stock through private placements that raised $57,651.

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

On March 1, 2005, we issued 3,030,000 common shares to 32 subscribers at an offering price of $0.005 per share for gross offering proceeds of $15,150 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. None of the subscribers were U.S. persons as that term is defined in Regulation S.

Future Operations

Our primary objectives in the twelve month period ending July 31, 2007 include further development and expansion of our product line. We intend on expanding our line to over 500 sports nutrition, herbal, health and well-being products. Management believes that some of the keys to our success include an increased breadth of products as well as the continuation of our high margins and increasing our product and website marketing expenditures. We plan on releasing more HTML content in the next 12 months, such as newsletters, that will enhance our visibility in the marketplace. We plan to implement Paymentech's internet merchant gateway with our website shopping cart, Zen Cart. This will enable us to take direct control over payment functionality and take advantage of merchant discount rates starting at 1.9%.

Nutrition Supplement Revenue

The astronutrition.com website commenced selling products in October, 2004 which enabled our company to generate $337,265 in revenue from the sale of supplements during the three month period ended July 31, 2006 and $226,950 in revenue during the three month period ended July 31, 2005. We plan to increase our link popularity in the next twelve months and our expectation is that this will contribute to increased unique visitors. We intend on placing a links tab on the www.astronutrition.com index page. Well-placed links represent a good source of consistent and targeted search engine traffic. Most search engines now factor link popularity into their relevancy algorithms. As a result, increasing the number of quality, relevant sites which link to our site can improve our search engine ranking.

Weight loss products represented approximately 95% of our revenue for the three month period ended July 31, 2006. Currently we average approximately $104,939 per month in weight loss product sales. Management's goal is to decrease reliance on this revenue source and increase sales of our other products. We intend on reaching this goal by running monthly specials on non-weight loss categories of products.

Sales are processed through PayPal and World Pay. These companies facilitate electronic payments over the internet in exchange for a transaction fee. Our "User Agreement" with PayPal is a contract between Astro Nutrition and PayPal and relates to our use of the PayPal payment service and the services provided to us by PayPal. Sales through PayPal are transferred on the last day of each month.

Promotion

We currently promote our website on the internet through search engines, link exchanges and paid internet advertising. Paid internet advertising includes banner ad placement and sponsored listings on niche portal sites that provide directory style listings of nutrition supplements. It also includes pay-per-click text link advertising on several search engines, offered through Overture, a Yahoo! company. We have spent $95,551 on advertising for the three month period ended July 31, 2006 as compared to $19,889 during the three month period ended July 31, 2005. We anticipate spending approximately $10,000 per month on pay-per-click advertising and banner ad placement during the twelve month period ending July 31, 2007.

Our customer loyalty rewards program offers new customers $9.13 (£5) off their next purchase of $36.52 (£20) or greater. These "Astro bucks" are inserted in each package that is sent to a customer and is intended to generate brand and loyalty recognition. Muscletalk.co.uk members receive 10% off their total purchase. Other future promotions may include "free shipping" or "25% discount" coupons.

Research and Development

Approximately 500 hours was spent by our company's personnel on the design and implementation of Version 2.0 of our website. Development of additional modules to our site is an ongoing project. We are currently developing a new customer interface. The design of the new home page was designed at a cost of approximately $2,500 by Thinkprofits.com and is being implemented by our company and HBH Consulting. HBH Consulting billed us $51.00 per hour pursuant to a verbal agreement for their consulting and programming services. In fiscal 2007, we plan on adding unique articles written specifically for astronutrition.com customers. Feature articles may include contributions from clinical herbal therapists, personal trainers, doctors, nurses, nutritionists and group fitness instructors. Capitalizing on the diverse resources available to Astro Nutrition, we seek to educate and enhance the users' shopping experience. We anticipate entering into verbal contracts with such individuals whereby our company will pay such writers $40 per article which will be available on our website. Our monthly newsletter budget is set at $160 per month. We have had informal conversations with several contacts within the industry including nurses, doctors and personal trainers and we believe we will be able to provide sufficient articles. To date, however, we have not entered into any contracts with such individuals. We expect to spend $20,000 during the twelve month period ending July 31, 2007 to develop our website and support the new products anticipated for release. We expect the useful life of the website to be approximately three years.

No costs other than $750 spent on graphics work for the reporting interface and our personnel costs were incurred for Version 2.0 of our website. Our company's personnel have invested approximately 300 hours to date into product and information development for Astro Nutrition's future releases. It is expected that our company's personnel will invest an additional 300 hours to get new products and articles onsite, in addition to $795 contracting fees for graphical work to support improvement in the user interfaces. Our company intends to sub-contract the graphical work to independent parties as required and our company does not anticipate that we will have any delays or problems associated with identifying and hiring firms to carry out our graphical work. We anticipate that such work will be conducted on an as-needed basis based upon a verbal agreement. An additional $1,590 may be spent on software upgrades, specifically accounting and digital imaging products during the twelve month period ending July 31, 2007.

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

Revenue Recognition

Our company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue consists of sales of vitamins and mineral supplements and are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or products shipped, and our ability to collect payment is reasonably assured.

Our company does not offer sales rebates to customers; however, it has a 30-day return policy. An allowance for estimated returns applied against sales revenue to reflect estimated returns that occur until the 30-day return period expires. To date, the estimated return allowance has been reasonable with no change in estimate required.

Trade accounts receivable relate to the sale of vitamins and mineral supplements. Our company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As of July 31, 2006, no allowance for doubtful accounts was considered necessary.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We generated net income of $40,309 on $1,402,817 in revenue from November 25, 2004, the date of inception, to July 31, 2006 and net income of $13,559 on $337,265 in revenue during the three month period ended July 31, 2006. We had working capital of $210,393 as at July 31, 2006 and working capital of $118,357 as at January 31, 2006. We estimate that we will require between $144,000 and $183,000 for capital expenditures during the twelve month period ending July 31, 2007. Because our working capital may not cover all of our estimated expenditures during this time, we will be dependent upon generating net income from operations to cover the difference. As we cannot predict whether our company will generate such funds, we may need to raise additional funds from an equity or debt financing to continue to develop our website to respond to competitive pressures, to sign distribution agreements with manufacturers and suppliers of health products or to respond to unanticipated requirements or expenses. The issuance of additional equity securities will result in the dilution in the equity interests of our current shareholders and obtaining loans, assuming such loans are available, will increase our liabilities and future cash commitments. If we are not able to generate significant revenues from the sale of health food supplements, we will not be able to maintain our operations or achieve a profitable level of operations.

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

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

Our company estimates that our capital expenditures for the twelve month period ending July 31, 2007 will be between approximately $144,000 and $183,000. As of July 31, 2006, we had working capital of $210,393. We estimate that our working capital and income from operations may be sufficient to satisfy our cash requirements for the twelve month period ending July 31, 2007. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Currently, we have entered into a verbal agreement with one supplier who has supplied our company with a majority of the products we have sold through our website during the three month period ended July 31, 2006. We have also entered into additional verbal agreements including a sub-lease agreement for the office space that serves as our main operating facility, consulting and programming agreements and a verbal bridge loan between Mr. Ku and Astro Nutrition. Our company intends to enter into verbal agreements in the future to retain certain graphical services for our website and to retain consultants to prepare articles for our website. Our company does not intend to formalize such verbal agreements to writing and, as a result, our company may become subject to a dispute over the terms and interpretations of such verbal agreements. If our company becomes subject to a dispute in regards to the terms and interpretations of such verbal agreements, it may be difficult for our company to demonstrate that such agreements are based upon our particular interpretation of such terms. As a result, it may be difficult for our company to enforce any terms of the verbal agreements in circumstances where the other contracting party disagrees with our interpretation. We may therefore be unable or unsuccessful in bringing legal claims against parties we have contracted with if we determine such parties have breached the agreements. Alternatively, any legal claim brought against us may be difficult to defend due to the fact that there is a lack of written material to substantiate a defence. Any litigation, whether successful or unsuccessful, could result in substantial costs and a diversion of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in increased costs to our company.

Our company relies on a supplier who supplies our company with a significant percentage of the products we sell and as a result, we could be adversely affected by changes in the cost of the suppliers' products, the financial condition of the supplier or by the deterioration or termination of our relationship with the supplier.

Our largest supplier, Body Energy Club, supplied our company with a majority of the products that our company sold during the three month period ended July 31, 2006. A significant decline in our supplier's financial condition, a material rise in the cost of its prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with Body Energy Club deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and for products currently offered by Body Energy Club, our results of operations could be adversely affected.

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

Although our company currently purchases a significant amount of the products we distribute from one supplier, we are attempting to reduce our reliance on this supplier by purchasing products from other third-party suppliers. It is common practice in the industry to establish contractual relationships with suppliers by agreeing to the supplier's standard contractual terms. To date, we have entered into ten supplier agreements. Other than our oral agreement with Body Energy Club, all of our supplier agreements are based upon a relationship that does not require our company to enter into written agreements to purchase the respective supplier's products. By purchasing their products, customers agree to the respective supplier's standard contractual terms including price, inventory, risk and delivery. Even if customers enter into written contractual relationships with suppliers, it is commonplace in our industry for the supplier to insist on similar fluctuating price and inventory provisions. Our company will continue to be subject to fluctuating prices and inventory levels that cannot be assured. In the event that wholesale prices rise, our company may be forced to pass those costs on to our customers which may reduce our revenues as a result of a decrease in the volume of sales or our company's net income may be reduced from an increase in costs of goods sold if we continue to sell at current prices. In the event we are not able to purchase products due to inventory shortages from our suppliers, our revenues from product sales will be reduced and our company's operations will be adversely affected.

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

We sell products to foreign jurisdictions, other than the United States, where our customers are subject to foreign regulation. Although compliance with such foreign governmental regulation is the responsibility of our customers, such regulations may prevent, delay or prohibit entry of our products into such jurisdiction or may impose additional costs, taxes and duties to the retail cost of our products which may deter potential customers from ordering our products. Any prohibition of our products from such foreign jurisdictions, any adverse change in existing regulation, or any imposition of new regulations, could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Because we can issue additional common shares, purchasers of our common stock may incur experience dilution.

We are authorized to issue up to 75,000,000 common shares, of which 11,630,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience dilution in their ownership of our common shares in the future.

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

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares of our common stock.

We do not anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. To date, we have generated limited income from revenues. As a result, there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being July 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President (who acts as our Chief Executive Officer and Chief Financial Officer). Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1(2)	Articles of Incorporation
3.2(1)	Bylaws
10.1(1)	Subscription Agreement, dated January 14, 2005, between Glass Wave Enterprises, Inc. and Chester Ku
10.2(1)	Share Purchase Agreement, dated January 31, 2005 between Chester Ku and Glass Wave Enterprises Inc.
10.3(2)	Subscription Agreement, dated February 21, 2005, between Glass Wave Enterprises, Inc. and Chester Ku
10.4(1)	Subscription Agreement, dated February 22, 2005 between Glass Wave Enterprises, Inc. and Bianca Knop
10.5(2)	Form Subscription Agreement, dated March 1, 2005, between Glass Wave Enterprises, Inc. and the 32 investors as set out in Item 26 of the Form SB-2/A
10.6(1)	User Agreement for PayPal Service
10.7(1)	Customer Agreement for World Pay Service

10.8(2)	Premium Managed Hosting Agreement dated June 10, 2005, between Groovy Web Services and Astro Nutrition Inc.
10.9(1)	Sublease Agreement dated March 29, 2005 between Chester Ku and Astro Nutrition Inc.
21	Subsidiaries of Glass Wave Enterprises, Inc. Astro Nutrition Inc. (British Columbia)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Chester Ku
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Chester Ku
*	Filed herewith.
(1)	Incorporated by reference from our Registration Statement on Form SB-2 filed on May 5, 2005
(2)	Incorporated by reference from our Registration Statement on Form SB-2/A filed on July 29, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Chester Ku

By: Chester Ku, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: September 14, 2006