Form 10QSB
period 2006-10-31
Glass Wave Enterprises, Inc.
filed 2006-12-14
CIK 1327238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Yes ☒	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock as of December 12, 2006 was 11,630,000.

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Glass Wave Enterprises, Inc.

(A Development Stage Company)

(Expressed in U.S. dollars)

(Unaudited)

Index

Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations	F–2

Interim Consolidated Statements of Cash Flows	F–3

Consolidated Statements of Stockholders’ Equity	F–4

Notes to the Interim Consolidated Financial Statements	F–5 – F-7

Statement 1

Glass Wave Enterprises, Inc.

Consolidated Balance Sheets

(A Development Stage Company)

(Expressed in U.S. dollars)

	October 31, 2006 $ (Unaudited)	January 31, 2006 $ (Audited)
ASSETS

Current Assets

Cash	105,484	65,425
Receivables	51,785	77,946
Prepaid expenses	–	7,024
Inventory	202,841	41,780

Total Current Assets	360,110	192,175

Restricted guaranteed investment certificate (Note 3)	–	8,780
Equipment (Note 4)	2,294	3,231

Total Assets	362,404	204,186

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	50,774	39,269
Accrued liabilities	11,130	26,660
Due to related party	115,926	62,377
Income taxes payable	47,500	7,889

Total Current Liabilities	225,330	136,915

STOCKHOLDERS’ EQUITY

Common Stock (Note 6) Authorized: 75,000,000 shares, par value $0.001 Issued: 11,630,000 shares (January 31, 2006 - 11,630,000 shares)	11,630	11,630

Additional Paid in Capital (Statement 4)	46,021	46,021

Accumulated Other Comprehensive Income (Statement 4)	4,715	3,315

Retained Earnings	74,708	7,025

Total Stockholders’ Equity	137,074	67,991

Total Liabilities and Stockholders’ Equity	362,404	204,186

The accompanying notes are an integral part of these interim consolidated financial statements

F–1

Statement 2

Glass Wave Enterprises, Inc.

Interim Consolidated Statements of Operations

(A Development Stage Company)

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated from November 25, 2004 (Date of Inception) to October 31, 2006 $	Nine Months Ended October 31, 2006 $	Nine Months Ended October 31, 2005 $	Three Months Ended October 31, 2006 $	Three Months Ended October 31, 2005 $

Revenue	1,750,508	949,337	545,451	347,691	214,443

Cost of Goods Sold	(766,308)	(420,875)	(208,822)	(142,828)	(78,220)

Gross Profit	984,200	528,462	336,629	204,863	136,223

Expenses

Accounting	82,323	30,301	28,458	4,836	19,502
Advertising	383,116	248,957	94,353	100,026	66,998
Charitable donation	1,961	–	1,258	–	1,258
Consulting	105,969	19,938	49,974	8,920	46,582
Depreciation	2,162	939	913	313	379
Legal	54,297	17,057	27,893	2,964	4,955
Management fees	58,044	–	–	–	–
Office and general	62,539	34,303	17,516	9,801	5,695
Subcontracting	108,689	66,816	23,522	23,498	20,844

Total Expenses	859,100	418,311	243,887	150,358	166,213

Operating Income (Loss) Before Income Taxes	125,100	110,151	92,742	54,505	(29,990)

Investment Income and Other	1,627	1,321	128	703	128

Net Income (Loss) Before Income Taxes	126,727	111,472	92,870	55,208	(29,862)

Income Taxes (Expense) Recovery	(52,019)	(43,789)	(35,816)	(20,809)	11,234

Net Income (Loss)	74,708	67,683	57,054	34,399	(18,628)

Net Income (Loss) Per Share – Basic and Diluted		0.01	0.01	0.00	(0.00)

Weighted Average Shares Outstanding		11,630,000	10,802,344	11,630,000	10,802,000

The accompanying notes are an integral part of these interim consolidated financial statements

F–2

Statement 3

Glass Wave Enterprises, Inc.

Interim Consolidated Statements of Cash Flows

(A Development Stage Company)

(Expressed in U.S. dollars)

(Unaudited)

	Accumulated from November 25, 2004 (Date of Inception) to October 31, 2006 $	Nine Months Ended October 31, 2006 $	Nine Months Ended October 31, 2005 $

Cash Flows From Operating Activities

Net income	74,708	67,683	57,054

Adjustments to reconcile net income to net cash used in operating activities

Depreciation	2,161	939	913

Changes in operating assets and liabilities

Receivables	(51,785)	26,161	(55,105)
Prepaid expenses	–	7,022	–
Inventory	(202,841)	(161,061)	(30,771)
Accounts payable	50,774	11,505	24,495
Accrued liabilities	11,130	(15,530)	1,433
Income taxes payable	47,500	39,611	37,212
Deferred revenue	–	–	(205)
Due to related party	115,826	53,549	10,229

Net Cash Provided by Operating Activities	47,473	29,879	45,255

Cash Flows From Investing Activities

Acquisition of equipment	(4,454)	–	(2,795)
Proceeds (Acquisition) of investments	–	8,780	(8,466)
Net cash acquired in recapitalization	100	–	–

Net Cash (Used in) Investing Activities	(4,354)	8,780	(11,261)

Cash Flows From Financing Activities

Issuance of common stock	57,651	–	57,650

Net Cash Provided By Financing Activities	57,651	–	57,650

Effect of Exchange Rate Changes on Cash	4,714	1,400	4,979

Net Increase in Cash	105,484	40,059	96,623

Cash– Beginning of Period	–	65,425	17,410

Cash– End of Period	105,484	105,484	114,033

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	5,635	4,850	785

The accompanying notes are an integral part of these interim consolidated financial statements

F–3

Statement 4

Glass Wave Enterprises, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

From November 25, 2004 (Date of Inception) to October 31, 2006

(Expressed in U.S. dollars)

				Accumulated
			Additional	Other
	Common		Paid In	Comprehensive	Retained
	Stock	Amount	Capital	Income (Loss)	Earnings	Total
	#	$	$	$	$	$

Balance – November 25, 2004 (Date of Inception) – stock issued for cash	1	1	–	–	–	1

Adjustments for recapitalization (Note 7)

- elimination of shares of Astro Nutrition Inc.	(1)	(1)	–	–	–	(1)

- add issued shares of Glass Wave Enterprises, Inc.	100,000	100	(99)	–	–	1

Foreign currency translation	–	–	–	(47)	–	(47)

Net income	–	–	–	–	1,959	1,959

Balance – January 31, 2005 (audited)	100,000	100	(99)	(47)	1,959	1,913

Common stock issued for cash at $0.005 per share	11,530,000	11,530	46,120	–	–	57,650

Foreign currency translation	–	–	–	3,362	–	3,362

Net income	–	–	–	–	5,066	5,066

Balance – January 31, 2006 (audited)	11,630,000	11,630	46,021	3,315	7,025	67,991

Foreign currency translation	–	–	–	1,400	–	1,400

Net income	–	–	–	–	67,683	67,683

Balance – October 31, 2006 (unaudited)	11,630,000	11,630	46,021	4,715	74,708	137,074

The accompanying notes are an integral part of these interim consolidated financial statements

F–4

1.	Nature of Operations

Glass Wave Enterprises, Inc. (the “Company”) was incorporated in the State of Nevada on November 25, 2004. Effective January 31, 2005, the Company acquired all the outstanding common stock of Astro Nutrition Inc. (“Astro”), a company under common control. Prior to the acquisition, the Company was a non-operating shell corporation with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization (Note 7).

The Company is based in Vancouver, British Columbia, Canada and its principal business is the sale of vitamins and mineral supplements via the internet.

The Company is a development stage company. Since inception, management has devoted most of its activities to getting an SB-2 Registration Statement (“SB-2”) declared effective by the U.S. Securities and Exchange Commission. The Company’s SB-2 was declared effective on June 14, 2006.

2.	Basis of Presentation

The foregoing unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the nine month period ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

3.	Restricted Cash

A separate deposit of $NIL (January 31, 2006 - $8,780), which the Company has provided as security to the Company's bank for electronic funds transfer services and corporate VisaCard liabilities. This deposit bears interest at approximately 1.65% per annum.

4.	Equipment

	October 31, 2006			January 31, 2006
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer hardware	3,609	1,836	1,773	2,583
Furniture and equipment	845	324	521	648

	4,454	2,160	2,294	3,231

F–5

5.	Related Party Balance/Transactions

At October 31, 2006, the Company was indebted to the President of the Company in the amount of $115,926 (January 31, 2006 - $62,377), which is non-interest bearing, unsecured with no stated terms of repayment.

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

By a Share Purchase Agreement dated January 31, 2005, the Company acquired 100% of the issued and outstanding common stock of Astro Nutrition Inc. (“Astro”) in consideration for the issuance of a promissory note for a nominal $100. Astro was incorporated on November 25, 2004 in British Columbia, Canada and was owned by the President of the Company. The principal business of Astro is the sale of vitamins and mineral supplements.

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

As at January 31, 2005, the Company had $100 of net assets which has been allocated to common stock.

8.	Income Taxes

Income tax expense is as follows:

	October 31, 2006		October 31, 2005		November 25, 2004 (date of inception) to October 31, 2006

	Canada $	United States $	Canada $	United States $	Canada $	United States $

Current	43,789	–	35,816	–	52,019	–
Deferred:	-	–	-	–	–	–

Total income tax expense	43,789	–	35,816	–	52,019	–

F–6

8.     Income Taxes (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	Canada	United States

Statutory federal income tax rate	37.6%	34.0%
Change in valuation allowance	–	(34.0%)

Total income tax expense	37.6%	–

The deferred tax liabilities and assets as at October 31, 2006 were as follows:

	Canada $	United States $

Deferred tax assets
- Net operating loss carryforwards	–	340
- Less valuation allowance	–	(340)

Net deferred tax asset and liability	–	–

At October 31, 2006, the Company had accumulated net operating losses for U.S. federal income tax purposes of $1,000, which will begin expiring in fiscal 2025. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

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

	Accumulated from November 25, 2004 (Date of Inception) to October 31, 2006 $	Nine Months Ended October 31, 2006 $
	(Unaudited)	(Unaudited)

Revenue

Great Britain	1,672,931	930,661
Other	77,577	18,676

	1,750,508	949,337

	October 31, 2006 $	January 31, 2006 $
	(unaudited)	(audited)

Long-Lived Assets

Great Britain	–	–
Canada	2,294	3,231
Other	–	–

	2,607	3,231

F–7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in the Securities Exchange Act of 1934. All statements that are included in this report, other than statements of historical fact, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, general business conditions.

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

As a result of our inability to generate substantial revenues from our current business plan, our company is simultaneously seeking compatible or alternate business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We anticipate that any new acquisition or business opportunity by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue such an acquisition or opportunity. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

The search for new business opportunities, and any due diligence required in connection with such business opportunities, will be undertaken by our President, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, our President may utilize the services of outside consultants or advisors. Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations – Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005

Revenues were $347,691 for the three month period ended October 31, 2006, compared with $214,443 for the three month period ended October 31, 2005. The increase in revenues during this period reflects the increasing popularity and usage of our website that has generated increased sales of our products.

Cost of goods sold was $142,828, or 41% of revenues, for the three month period ended October 31, 2006, compared with $78,220, or 37% of revenues, for the three month period ended October 31, 2005. Our company purchases products from our major supplier at prices that are affected by the discount rate from that supplier. The discount depends upon the particular product and its wholesale cost. Our company receives a 30% discount on higher margin products and as low as a 10% discount on lower margin products. Our company incurred a higher cost of goods during the three months ended October 31, 2006 as a result of selling a greater mix of products and from an increased volume of products with a lower discount rate from our suppliers.

Total expenses were $150,358 for the three month period ended October 31, 2006, compared with $166,213 for the three month period ended October 31, 2005. Advertising expense increased significantly to $100,026 during the three month period ended October 31, 2006, compared with $66,998 during the three month period ended October 31, 2005. We anticipate that we will continue to incur higher advertising expenses in order to market our products through our website and higher consultant costs in order to operate our company with minimal employees. Additionally, subcontracting expense was $23,498 during the three month period ended October 31, 2006, compared with $20,844 during the three months ended October 31, 2005. Accounting expenses decreased to $4,836 during the three month period ended October 31, 2006, compared to $19,502 for the three month period ended October 31, 2005. Office and general expenses increased to $9,801 for the three month period ended October 31, 2006, compared to $5,695 for the three month period ended October 31, 2005.

We reported a net income of $34,399 for the three month period ended October 31, 2006, compared with a net loss of $18,628 for the three month period ended October 31, 2005.

Results of Operations – Nine Months Ended October 31, 2006 Compared to Nine Months Ended October 31, 2005

Revenues were $949,337 for the nine month period ended October 31, 2006, compared with $545,451 for the nine month period ended October 31, 2005. The increase in revenues during this period reflects the increasing popularity and usage of our website that has generated increased sales of our products.

Cost of goods sold was $420,875, or 44% of revenues, for the nine month period ended October 31, 2006, compared with $208,822, or 38% of revenues, for the nine month period ended October 31, 2005. Our company purchases products from our major supplier at prices that are affected by the discount rate from that supplier. The discount depends upon the particular product and its wholesale cost. Our company receives a 30% discount on higher margin products and as low as a 10% discount on lower margin products. Our company incurred a higher cost of goods during the nine months ended October 31, 2006 as a result of selling a greater mix of products and from an increased volume of products with a lower discount rate from our suppliers.

Total expenses were $418,311 for the nine month period ended October 31, 2006, compared with $243,887 for the nine month period ended October 31, 2005. Advertising expense increased significantly to $248,957 during the nine month period ended October 31, 2006, compared with $94,353 during the nine month period ended October 31, 2005. We anticipate that we will continue to incur higher advertising expenses in order to market our products through our website and higher consultant costs in order to operate our company with minimal employees. Additionally, subcontracting expense was $66,816 during the nine month period ended October 31, 2006, compared with $23,522 during the nine months ended October 31, 2005. Accounting expenses increased slightly to $30,301 for the nine month period ended October 31, 2006, compared to $28,458 for the nine month period ended October 31, 2005. Office and general expenses increased to $34,303 for the nine month period ended October 31, 2006, compared to $17,516 for the nine month period ended October 31, 2005.

We reported a net income of $67,683 for the nine month period ended October 31, 2006, compared with a net income of $57,054 for the nine month period ended October 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenses and Sources of Funds

We anticipate that we will expend approximately $144,000 to $183,000 on our business during the twelve month period ending October 31, 2007 to finance working capital and pay for operating expenses and capital requirements. These expenditures are broken down as follows:

Estimated Capital Expenditures During the Twelve Month Period Ended October 31, 2007
Operating expenditures
Marketing	$110,000 - $125,000
General and Administrative	$8,000 - $16,000
Legal	$12,000 - $16,000
Website development costs	$10,000
Working capital	$4,000 - $16,000
Total	$144,000 - $183,000

Our cash on hand as at October 31, 2006 was $105,484, compared to $65,425 as at January 31, 2006. As at October 31, 2006, we had working capital of $134,780, compared to working capital of $55,260 as at January 31, 2006. We anticipate that the funds generated from ongoing operations and our cash on hand may enable us to address our minimum current and ongoing expenses for the twelve month period ending October 31, 2007, continue with marketing and promotion activity connected with the development and marketing of our health products and limited expansion of our website.

If our cash on hand and income from operations do not cover our operating expenses or if we require any additional monies during the twelve month period ending October 31, 2007, we plan to raise such additional capital primarily through credit facilities from our directors and shareholders and additional private placements of our equity securities to our directors and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. As our company anticipates that we have sufficient funds for the twelve month period ending October 31, 2007, our company has not yet pursued such financing options. If additional financing is required, we can offer no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

Operating Activities

Operating activities provided cash of $29,879 for the nine month period ended October 31, 2006, compared to providing cash of $45,255 for the nine month period ended October 31, 2005. The decrease in cash received during the nine month period ended October 31, 2006 was largely the result of higher inventory costs, increased accounts payable, and an increase in amounts due to a related party.

Investing Activities

Investing activities provided cash of $8,780 for the nine month period ended October 31, 2006 as a result of the purchase of certain investments. Investing activities used cash of $11,261 for the nine month period ended October 31, 2005.

Financing Activities

Financing activities provided cash of $Nil for the nine month period ended October 31, 2006, compared with $57,650 for the nine month period ended October 31, 2005. During the year ended January 31, 2006, our company issued 11,630,000 shares of common stock through private placements that raised $57,650.

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

Future Operations

Our primary objectives in the twelve month period ending October 31, 2007 include further development and expansion of our product line. We intend on expanding our line to over 500 sports nutrition, herbal, health and well-being products. Management believes that some of the keys to our success include an increased breadth of products as well as the continuation of our high margins and increasing our product and website marketing expenditures. We plan on releasing more HTML content in the next 12 months, such as newsletters, that will enhance our visibility in the marketplace. We plan to implement Paymentech's internet merchant gateway with our website shopping cart, Zen Cart. This will enable us to take direct control over payment functionality and take advantage of merchant discount rates starting at 1.9%.

Nutrition Supplement Revenue

The astronutrition.com website commenced selling products in October, 2004 which enabled our company to generate $347,691 in revenue from the sale of supplements during the three month period ended October 31, 2006 and $214,443 in revenue during the three month period ended October 31, 2005. We plan to increase our link popularity in the next twelve months and our expectation is that this will contribute to increased unique visitors. We intend on placing a links tab on the www.astronutrition.com index page. Well-placed links represent a good source of consistent and targeted search engine traffic. Most search engines now factor link popularity into their relevancy algorithms. As a result, increasing the number of quality, relevant sites which link to our site can improve our search engine ranking.

Weight loss products represented a majority of our revenue for the three month period ended October 31, 2006. Management's goal is to decrease reliance on this revenue source and increase sales of our other products. We intend on reaching this goal by running monthly specials on non-weight loss categories of products.

Sales are processed through PayPal and World Pay. These companies facilitate electronic payments over the internet in exchange for a transaction fee. Our "User Agreement" with PayPal is a contract between Astro Nutrition and PayPal and relates to our use of the PayPal payment service and the services provided to us by PayPal. Sales through PayPal are transferred on the last day of each month.

Promotion

We currently promote our website on the internet through search engines, link exchanges and paid internet advertising. Paid internet advertising includes banner ad placement and sponsored listings on niche portal sites that provide directory style listings of nutrition supplements. It also includes pay-per-click text link advertising on several search engines, offered through Overture, a Yahoo! company. We have spent $100,026 on advertising for the three month period ended October 31, 2006 as compared to $66,998 during the three month period ended October 31, 2005. We anticipate spending approximately $10,000 per month on pay-per-click advertising and banner ad placement during the twelve month period ending October 31, 2007.

Our customer loyalty rewards program offers new customers $9.13 (£5) off their next purchase of $36.52 (£20) or greater. These "Astro bucks" are inserted in each package that is sent to a customer and is intended to generate brand and loyalty recognition. Muscletalk.co.uk members receive 10% off their total purchase. Other future promotions may include "free shipping" or "25% discount" coupons.

Research and Development

Approximately 500 hours was spent by our company's personnel on the design and implementation of Version 2.0 of our website. Development of additional modules to our site is an ongoing project. We are currently developing a new customer interface. The design of the new home page was designed at a cost of approximately $2,500 by Thinkprofits.com and is being implemented by our company and HBH Consulting. HBH Consulting billed us $51.00 per hour pursuant to a verbal agreement for their consulting and programming services. In fiscal 2007, we plan on adding unique articles written specifically for astronutrition.com customers. Feature articles may include contributions from clinical herbal therapists, personal trainers, doctors, nurses, nutritionists and group fitness instructors. Capitalizing on the diverse resources available to Astro Nutrition, we seek to educate and enhance the users' shopping experience. We anticipate entering into verbal contracts with such individuals whereby our company will pay such writers $40 per article which will be available on our website. Our monthly newsletter budget is set at $160 per month. We have had informal conversations with several contacts within the industry including nurses, doctors and personal trainers and we believe we will be able to provide sufficient articles. To date, however, we have not entered into any contracts with such individuals. We expect to spend $20,000 during the twelve month period ending October 31, 2007 to develop our website and support the new products anticipated for release. We expect the useful life of the website to be approximately three years.

No costs other than $750 spent on graphics work for the reporting interface and our personnel costs were incurred for Version 2.0 of our website. Our company's personnel have invested approximately 300 hours to date into product and information development for Astro Nutrition's future releases. It is expected that our company's personnel will invest an additional 300 hours to get new products and articles onsite, in addition to $795 contracting fees for graphical work to support improvement in the user interfaces. Our company intends to sub-contract the graphical work to independent parties as required and our company does not anticipate that we will have any delays or problems associated with identifying and hiring firms to carry out our graphical work. We anticipate that such work will be conducted on an as-needed basis based upon a verbal agreement. An additional $1,590 may be spent on software upgrades, specifically accounting and digital imaging products during the twelve month period ending October 31, 2007.

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

Trade accounts receivable relate to the sale of vitamins and mineral supplements. Our company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As of October 31, 2006, no allowance for doubtful accounts was considered necessary.

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

Risks Associated With our Business

We have had limited income from operations and if we are not able to increase such income or obtain further financing, we may be forced to scale back or cease operations or our business operations may fail.

To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We generated net income of $74,708 on $1,750,508 in revenue from November 25, 2004, the date of inception, to October 31, 2006 and net income of $34,399 on $347,691 in revenue during the three month period ended October 31, 2006. We had working capital of $134,780 as at October 31, 2006 and working capital of $55,260 as at January 31, 2006. We estimate that we will require between $144,000 and $183,000 for capital expenditures during the twelve month period ending October 31, 2007. Because our working capital may not cover all of our estimated expenditures during this time, we will be dependent upon generating net income from operations to cover the difference. As we cannot predict whether our company will generate such funds, we may need to raise additional funds from an equity or debt financing to continue to develop our website to respond to competitive pressures, to sign distribution agreements with manufacturers and suppliers of health products or to respond to unanticipated requirements or expenses. The issuance of additional equity securities will result in the dilution in the equity interests of our current shareholders and obtaining loans, assuming such loans are available, will increase our liabilities and future cash commitments. If we are not able to generate significant revenues from the sale of health food supplements, we will not be able to maintain our operations or achieve a profitable level of operations.

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

Our company estimates that our capital expenditures for the twelve month period ending October 31, 2007 will be between approximately $144,000 and $183,000. As of October 31, 2006, we had working capital of $134,780. We estimate that our working capital and income from operations may be sufficient to satisfy our cash requirements for the twelve month period ending October 31, 2007. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Currently, we have entered into a verbal agreement with one supplier who has supplied our company with a majority of the products we have sold through our website during the three month period ended October 31, 2006. We have also entered into additional verbal agreements including a sub-lease agreement for the office space that serves as our main operating facility, consulting and programming agreements and a verbal bridge loan between Mr. Ku and Astro Nutrition. Our company intends to enter into verbal agreements in the future to retain certain graphical services for our website and to retain consultants to prepare articles for our website. Our company does not intend to formalize such verbal agreements to writing and, as a result, our company may become subject to a dispute over the terms and interpretations of such verbal agreements. If our company becomes subject to a dispute in regards to the terms and interpretations of such verbal agreements, it may be difficult for our company to demonstrate that such agreements are based upon our particular interpretation of such terms. As a result, it may be difficult for our company to enforce any terms of the verbal agreements in circumstances where the other contracting party disagrees with our interpretation. We may therefore be unable or unsuccessful in bringing legal claims against parties we have contracted with if we determine such parties have breached the agreements. Alternatively, any legal claim brought against us may be difficult to defend due to the fact that there is a lack of written material to substantiate a defence. Any litigation, whether successful or unsuccessful, could result in substantial costs and a diversion of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in increased costs to our company.

Our company relies on a supplier who supplies our company with a significant percentage of the products we sell and as a result, we could be adversely affected by changes in the cost of the suppliers' products, the financial condition of the supplier or by the deterioration or termination of our relationship with the supplier.

Our largest supplier, Body Energy Club, supplied our company with a majority of the products that our company sold during the three month period ended October 31, 2006. A significant decline in our supplier's financial condition, a material rise in the cost of its prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with Body Energy Club deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and for products currently offered by Body Energy Club, our results of operations could be adversely affected.

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

Our domain name "www. astronutrition.com" and our health products are critical to our success. The health product industry is characterized by intense and substantial competition. We believe that our website will have to compete with large and established companies such as "bodybuilding.com" and "herbalremedies.com" (information on these websites and the companies that operate them does not form part of this report), as well as other small to medium sized internet retailers of health products.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being October 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President (who acts as our Chief Executive Officer and Chief Financial Officer). Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On December 5, 2006, we engaged Dale Matheson Carr-Hilton LaBonte, chartered accountants, as our principal independent accountant with the approval of our company’s board of directors as a result of the resignation of Staley, Okada & Partners, chartered accountants, on December 5, 2006.

ITEM 6.	EXHIBITS.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1(2)	Articles of Incorporation
3.2(1)	Bylaws

10.1(1)	Subscription Agreement, dated January 14, 2005, between Glass Wave Enterprises, Inc. and Chester Ku
10.2(1)	Share Purchase Agreement, dated January 31, 2005 between Chester Ku and Glass Wave Enterprises Inc.
10.3(2)	Subscription Agreement, dated February 21, 2005, between Glass Wave Enterprises, Inc. and Chester Ku
10.4(1)	Subscription Agreement, dated February 22, 2005 between Glass Wave Enterprises, Inc. and Bianca Knop
10.5(2)	Form Subscription Agreement, dated March 1, 2005, between Glass Wave Enterprises, Inc. and the 32 investors as set out in Item 26 of the Form SB-2/A
10.6(1)	User Agreement for PayPal Service
10.7(1)	Customer Agreement for World Pay Service
10.8(2)	Premium Managed Hosting Agreement dated June 10, 2005, between Groovy Web Services and Astro Nutrition Inc.
10.9(1)	Sublease Agreement dated March 29, 2005 between Chester Ku and Astro Nutrition Inc.
21	Subsidiary of Glass Wave Enterprises, Inc. Astro Nutrition Inc. (British Columbia)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Chester Ku
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Chester Ku
*	Filed herewith.
(1)	Incorporated by reference from our Registration Statement on Form SB-2 filed on May 5, 2005
(2)	Incorporated by reference from our Registration Statement on Form SB-2/A filed on July 29, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Chester Ku

By: Chester Ku, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: December 14, 2006

CW988856.1