Form 10KSB
period 2007-01-31
CYPLASIN BIOMEDICAL LTD.
filed 2007-05-01
CIK 1327238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

-For the fiscal year ended  January 31, 2007

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]
		Commission file number	000-52057
CYPLASIN BIOMEDICAL LTD.
(Name of small business issuer in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 131 Advanced Technology Center, 9650 - 20th Avenue NW, Edmonton, AB Canada	T6N 1G1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  780-469-2975

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

		Yes ☐	No ☒
State issuer’s revenues for its most recent fiscal year.	$1,358,456

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

17,984,000 common shares @ $1.375(1) = $24,728,000

(1) Average of bid and ask closing prices on April 30, 2007

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

38,984,000 common shares issued and outstanding as of April 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean Cyplasin Biomedical Ltd., unless otherwise indicated.

CORPORATE HISTORY

We were incorporated pursuant to the laws of the State of Nevada on May 12, 2004 under the name Glass Wave Enterprises, Inc. Effective February 16, 2007, we changed our name to Cyplasin Biomedical Ltd. and effected a six point two (6.2) for one forward stock split of our authorized, issued and outstanding common stock after we entered into an asset purchase agreement dated February 1, 2007 with Christian Petzelt. The asset purchase agreement contemplated our company acquiring certain intellectual property pertaining to cancer treatments, specifically protein molecules, for potential applications in treating various cancers in exchange for the issuance by our company of 21,000,000 shares of our common stock on a post six point two (6.2) for one forward basis. The closing of the transactions contemplated in the asset purchase agreement and the acquisition of such intellectual property occurred on February 15, 2007. In connection with the closing of the asset purchase agreement, we cancelled 53,320,000 post-split shares of our common stock held by Chester Ku, the former President, Secretary, Treasurer and a Director of our company, and Bianca Knop, the former Vice President and a Director of our company, and issued 500,000 post-split shares of our common stock pursuant to the closing of a private placement. As at the closing date, Christian Petzelt held approximately 53.9% of the issued and outstanding shares of common stock of our company.

On April 10, 2007, we entered into an asset purchase agreement with Bioxen Ltd. to acquire certain intellectual property. The closing of the transactions contemplated in the asset purchase agreement and the acquisition of the intellectual property occurred on April 10, 2007. In accordance with the closing of the asset purchase agreement, we paid US$100 to Bioxen Ltd. in exchange for the acquisition, by our company, of such intellectual property.

Following our incorporation, we commenced the business, tthrough our wholly-owned subsidiary, Astro Nutrition Inc., as a reseller of health products and herbal remedies. We targeted the market of health food supplements and herbal remedies by catering mainly to the European and Asian markets. We intend to dispose of our former wholly-owned subsidiary, Astro Nutrition Inc.

We were not successful in implementing our business plan as a reseller of health products and herbal remedies. As management of our company investigated opportunities and challenges in the business of being a reseller of health products and herbal remedies, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focussed on the identification of suitable businesses with which to enter into a business opportunity or business combination.

BUSINESS SUBSEQUENT TO THE ACQUISITION OF THE ASSETS OF CHRISTIAN PETZELT

As of the closing date of the asset purchase agreement on February 15, 2007, our company commenced the business of developing a novel therapeutic, recombinant protein called “Cyplasin”. The name of “Cyplasin” was coined by Professor Christian Petzelt, our company’s Chief Scientific Officer, to signify the proteins high cytotoxic potency, which was originally isolated from a marine organism known as Aplasia punctata (commonly called a “sea hare”). Professor Petzelt discovered the cyplasin protein’s selective cytotoxic effects for cancer cells in 1997 and received a US patent – number 6,171,818 - on January 9, 2001 relating to a protein having anti-tumor activity, while having a DNA encoding for the same, plus having a process for the preparation of the same with application of methods for treating malignancies such as cancers with the same. On April 10, 2007, we entered in an asset purchase agreement with Bioxen Ltd., whereby we acquired a second Cyplasin patent describing a protein having anti tumor effect. We intend to further research and develop this technology.

Using our newly obtained Intellectual Property (IP) patented approach; we plan to apply our technology to improve the treatment profile of skin cancer and melanoma patients via a micro injection topical application. This first in our family of cyplasin protein products is to be known as “Cyplasin-SC”, which once commercialized is expected to allow us to open new markets and disease applications with other forms of cancer. Our business strategy is to generate revenues through developing and licensing our technologies through partnerships with biotechnology and pharmaceutical companies while pursuing the development of our own products for unmet medical needs.

.

Subsequent research into the cyplasin protein structure and its mechanism of expression from natural cells of the sea hare have allowed us to manufacture the protein in the lab; plus develop procedures for the scale up in large scale manufacturing processes as the discovery is commercialized. Patents have been filed for these various processes and we anticipate them to be issued shortly. It is our intention to continue to create a strong patent or IP portfolio as we move along with the further development of the protein for its current and future applications.

The company has secured the required funding to initiate its preclinical program for Cyplasin-SC™. In addition, the Company has also attracted or put into place the required management, board members and scientific advisory members that are the other success components for the overall development of the products within Cyplasin Biomedical Ltd. Prior to the asset being vended into Cyplasin Biomedical there has been spent approximately US$1.8 million on R&D related activities. These expenditures have moved the development of the protein molecule from the discovery and proof of concept stage where upon Cyplasin Biomedical will move the protein forward into the present preclinical and then into subsequent clinical development.

Cyplasin-SC TM is currently in preclinical development for application for skin cancer and melanoma. The finished product is to be delivered via a topical microinjection to the tumour mass and so act as an adjunct to the current surgical procedures in use by most dermatologists and surgeons today. The current surgical philosophy is to try and remove as much tissue from the skin surface tumour site so as to catch any cells which might metastasize or spread to other parts of the body via the blood system. It is anticipated the use of Cyplasin-SC TM will kill all or any remaining cancerous cells which might not be surgically removed.

MARKET

Cyplasin Biomedical Ltd. is focused on bringing a pipeline of Cyplasin™ based products to market to treat cancer. Cyplasin Biomedical’s current mission is to first develop Cyplasin-SC™ for skin cancers and melanoma and then evaluate its use for other cancers. Cyplasin Biomedical Ltd. is advancing its pre-clinical program in order to submit an Investigational New Drug (IND) application for Cyplasin-SC™, which upon successful approval would allow the initiation of human clinical trials.

The cancer therapy market is one of the fastest growing drug sectors, accounting for over one-third of all pharmaceutical sales world wide. Oncology drug sales by 2009 are expected to reach $55 billion compared to the $30 billion in 2004. Incidence of skin cancer and melanoma are increasing world wide with the market expected to continue to grow to over $600 million by 2009.

RESEARCH AND DEVELOPMENT

We are a biotechnology development stage company and have not generated any revenues from our technologies. We believe, however, that there are opportunities to discover and develop effective and cost effective treatments for cancer through using the cyplasin protein molecule.

Cyplasin-SC™ currently in pre-clinical testing has been shown to be safe and effective at targeting skin cancer and melanoma cancer cells. The product will be formulated so to be applied to the skin tumor via direct injection into the tumor or within the tumors vicinity. Other research programs and preclinical development for other cancer applications will be initiated once the Cyplasin-SC™ Investigational New drug Application (IND) has been submitted.

INTELLECTUAL PROPERTY

We rely on a combination of patents to establish and protect our proprietary rights. We intend to require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our technologies or strategic plans, and we intend in the future to enter into proprietary information agreements with employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the United

States, Canada and Europe. In addition, our competitors may independently develop technology similar to ours. Our precautions may not prevent misappropriation or infringement of our intellectual property.

We currently have the rights to the following patents in the US and in Europe with other territories having been filed and awaiting issuance:

•	Patent No. US 6,171,818 B1 – Issued on January 9, 2001 – Protein having anti tumoral-effect.

Also, we are currently involved in the following patent applications: Cytotoxic cyplasin of the sea hare, Aplysia punctata, cDNA cloning and expression of bioreactive recombinants - PCT/EP02/14511

Foreign Application Data

Filing Date	Code	Application Number
Jan 7, 2002	EP	02000388.5
Sep 4, 2002	EP	02019914.7

No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or any future licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the provisional patent applications that have been or may be issued to us will be held valid if subsequently challenged or that others will not claim rights in or ownership of the provisional patent applications and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or design around any patents that may be issued to us.

Our success will also depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technologies or subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology.

There can be no assurances that we will be able to obtain such licenses or that such licenses, if available, may be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses may result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which may have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technology.

Employees

As of April 24, 2007, we had 2 employees consisting of Garth Likes as our President and Chief Executive Officer and Professor Christian Petzelt as our Chief Science Officer. We plan to use a combination of consultants or hire additional employees when circumstances warrant.

Customers

For the year ended January 31, 2007, our revenues were generated from a large number of customers.

Subsequent to the acquisition of the intellectual property, we are a development stage business and we do not have any immediate customers for any of our technologies. Future customers will consist of other biotechnology companies or pharmaceutical companies which we anticipate we will license our developed technologies to, in a partnership relationship for further commercial development.

Suppliers

In the previous fiscal year we were not reliant upon any one supplier.

As we move forward our company will not be reliant upon any suppliers for the research and development of our technologies.

COMPETITION

The biotechnology and pharmaceutical industries are highly competitive. Numerous entities in the United States and elsewhere compete with our efforts to commercialize similar technologies. Our competitors include pharmaceutical, biomedical, biotechnology, academic and research institutions and governmental and other publicly and privately funded research agencies. We face, and expect to continue to face, competition from these entities to the extent that they develop products that have a function similar or identical to the function of our technologies. We also face, and expect to continue to face, competition from entities that seek to discover treatments for skin cancer.

Because many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do, we may not succeed in developing our proposed products and bringing them to market in a cost-effective and timely manner.

We are a development stage company engaged exclusively in research and development. We have not yet completed the development of our first product and have no revenue from operations. As a result, we may have difficulty competing with larger, established biomedical and pharmaceutical companies. These companies and organizations have much greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

GOVERNMENT REGULATION

Our research and development activities and the manufacturing and marketing of our technology are subject to the laws and regulations of governmental authorities in the United States and any other countries in which our technology is ultimately marketed. In the United States, the Food and Drug Administration, or FDA, among other activities, regulates new product approvals to establish safety and efficacy of the types of products and technologies our company is currently developing. Governments in other countries have similar requirements for testing and marketing.

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed technologies and in our ongoing research and development activities.

The products and technologies that we are currently researching and developing will require regulatory approval by governmental agencies prior to commercialization. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labelling, storage, record keeping, and marketing of therapeutic products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining regulatory approval, could have a material adverse effect on our business.

FDA Approval

The FDA sets out guidelines for clinical trials which are conducted in order to obtain FDA approval. Clinical trials are required to find safe and effective treatments to improve health. All clinical trials are based on a protocol which is a study plan that describes the type of people who may participate in the trial, the schedule of tests and procedures, and the length of the study. The stages required in order to develop a new therapeutic drug for approval by the FDA involve the following steps:

1)	preclinical development – studies needed to generate specific data in order to file an Investigational New Drug (IND) application with the FDA
2)

Upon successful completion of the IND human clinical trials take place in three or four separate validation studies, which generates enough safety and efficacy data to file a New Drug Application (NDA)

3)	Upon receiving official approval of the NDA the drug may be sold for use for its intended application.
4)	Further follow up of a fourth step clinical trial may be required in order to continue to monitor the safety and efficacy of the product so commercialized.

FDA Summary

In order to obtain FDA approval of a new medical product, sponsors must generally submit proof of safety and efficacy. In some cases, such proof entails extensive pre-clinical and clinical laboratory tests. The testing and preparation of necessary applications and processing of those applications by the FDA is expensive and may take several years to complete. There can be no assurance that the FDA will act favourably or in a timely manner in reviewing submitted applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approval. Such circumstances may delay or preclude us from marketing any products we may develop. The FDA may also require post-marketing testing and surveillance of approved products, or place other conditions on the approvals. These requirements may create difficulties for our company to sell the products and may increase the costs of such products which may restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. For patented technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit such technologies.

If human clinical trials of a proposed medical product are required, the manufacturer or distributor of the product will have to file an Investigational Device Exemption or Investigational New Drug submission with the FDA prior to commencing human clinical trials. The submission must be supported by data, typically including the results of pre-clinical and laboratory testing. Following submission of the Investigational Device Exemption or Investigational New Drug, the FDA has 30 days to review the application and raise safety and other clinical trial issues. If we are not notified of objections within that period, clinical trials may be initiated, and human clinical trials may commence at a specified number of investigational sites with the number of patients approved by the FDA.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our shareholders but will voluntarily send an annual report, together with our annual audited financial statements. We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The

public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and, if warranted, commercialize our technologies, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

-	support our planned growth and carry out our business plan;
-	continue scientific progress in our research and development programs;
-	address costs and timing of conducting clinical trials and seek regulatory approvals and patent prosecutions;
-	address competing technological and market developments;
-	establish additional collaborative relationships; and
-	market and develop our technologies.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favourable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a history of losses and nominal operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception through January 31, 2007, we have incurred aggregate net income of $8,394 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our core technology, which itself is subject to numerous risks.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization or licensing of our technology.

Our inability to complete our product development activities successfully may severely limit our ability to operate and finance operations.

Commercialization of our core technology will require significant additional research and development as well as substantial clinical trials. We believe that the United States will be the principal market for our technology, as will any country in the world where the need for anti cancer therapeutics, initially for skin cancer and melanomas, exists. We may not be able to successfully complete development of our core technology, or successfully market our technology. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful. Our core technology may not prove to be safe and efficacious in clinical trials, and we may not obtain the intended regulatory approvals for our core technology. Whether or not any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue.

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of patents and trade secrets. This, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

Our company may become subject to intellectual property litigation which may harm our business.

Our success depends in part on our ability to develop commercially viable products without infringing the proprietary rights of others. Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which may prohibit or limit our ability to market our products or maintain a competitive position. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation may divert management's attention from developing our technology and may force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to curtail or cease the development and commercialization of our technology.

If our company commercializes or tests our technology, our company will be subject to potential product liability claims which may affect our earnings and financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the use of our core technology during research and development efforts, including clinical trials, or after commercialization, results in adverse affects. As a result, we may incur significant product liability exposure, which may exceed any insurance coverage that we obtain in the future. Even if we elect to purchase such issuance in the future, we may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims may increase our operating loss and affect our financial condition.

If we fail to effectively manage the growth of our company and the commercialization or licensing of our technology, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our technology and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to manage operations, handle business development efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Failure to obtain and maintain required regulatory approvals will severely limit our ability to commercialize our technology.

We believe that it is important for the success of our business to obtain the approval of the Food and Drug Administration in the United States (FDA) before we commence commercialization of our technology in the United States, the principal market for our technology. We may also be required to obtain additional approvals from foreign regulatory authorities to apply for any sales activities we may carry out in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our technology, the FDA or other regulatory authorities could delay or withhold regulatory approval of our technology.

Even if we obtain regulatory approval of our technology, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA and other regulatory agencies and governments in other countries will continue to review and inspect any future marketed products as well as any manufacturing facilities that we may establish in the future. Later discovery of previously unknown problems with a product or facility may result in restrictions on the product, including a withdrawal of the product from the market. Further, governmental regulatory agencies may establish additional regulations which could prevent or delay regulatory approval of our technology.

Even if we obtain regulatory approval to commercialize our products, lack of commercial acceptance may impair our business.

Our product development efforts are primarily directed toward obtaining regulatory approval for our cyplasin protein product treatments. Our products may not be employed in all potential applications being investigated, and any reduction in applications may limit the market acceptance of our products and our potential revenues. As a result, even if our products are developed into marketable products and we obtain all required regulatory approvals, we cannot be certain that our products will be adopted at a level that would allow us to operate profitably.

If we do not keep pace with our competitors, technological advancements and market changes, our technology may become obsolete and our business may suffer.

The market for our technology is very competitive, is subject to rapid technological changes and varies for different individual products. We believe that there are potentially many competitive approaches being pursued that compete with our technology, including some by private companies for which information is difficult to obtain.

Many of our competitors have significantly greater resources and have developed products and processes that directly compete with our technology. Our competitors may develop, or may in the future develop, new technologies that directly compete with our technology or even render our technology obsolete. Our technology is designed to develop a topical treatment for skin cancer and melanoma. Even if we are able to demonstrate improved or equivalent results from our technology, researchers and practitioners may not use our technology and we may suffer a competitive disadvantage. Finally, to the extent that others develop new technologies that address the targeted application for our current technology, our business will suffer.

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan.

We are highly dependent upon our management personnel such as Christian Petzelt who discovered the cyplasin protein’s selective cytotoxic effects. The loss of the services of one or more of our management may impair management's ability to operate our company. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

Most of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Edmonton, Alberta, Canada. Outside the United States, it may be difficult for investors to enforce judgements against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, a majority of our directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgements predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgements of a bankruptcy court obtained by you in the United States may not be enforceable.

Our business is subject to comprehensive government regulation and any change in such regulation may have a material adverse effect on our company.

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on our company. Any or all of these situations may have a negative impact on our operations.

RISKS RELATED TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations has been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of up to 465,000,000 shares of common stock. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 2.	DESCRIPTION OF PROPERTY.

As per our Business Plan and under our direct supervision we are outsourcing our entire R&D, preclinical and manufacturing activities to competent third party Clinical Research Organizations and other arms length parties.

Consequently we do not own any real property. Our principal business offices are located at Unit 131 Advanced Technology Center, 9650 - 20th Avenue NW, Edmonton, Alberta Canada. We lease approximately 500 sq. feet at a cost of $193.75 per month for our use of these premises. We believe that our current lease arrangements provide adequate pace for our foreseeable future needs.

ITEM 3.	LEGAL PROCEEDINGS.

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report. The Company has not put into place a Directors & Officers Liability Insurance policy but will do so within the next 90 days.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “CYPL”. We completed a six point two (6.2) for one forward stock forward stock split of our authorized, issued and outstanding shares of our common stock on February 16, 2007.

The high and the low bid prices for our common shares for each quarter are not available from the OTC Bulletin Board. In order for the OTC Bulletin Board to report the high and low bid prices for a particular security, there must be three market makers for that security. During the period from the date our common shares were first traded on the OTC Bulletin Board to the end of our January 31, 2007 fiscal year, there were only one or two market makers for our common stock. As such, the OTC Bulletin Board has not reported the high or low bid prices for our common shares during the periods. As our common shares did not trade on the OTC Bulletin Board prior to year ended January 31, 2007, no information is available for periods prior to that date.

Holders of our Common Stock

As of April 26, 2007, there were 25 holders of record of our common stock. As of such date, 38,984,000 common shares of our company were issued and outstanding.

Dividend Policy

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or
2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

In connection with the closing of the asset purchase agreement on February 15, 2006, our company issued 21,000,000 post-split shares of our common stock to Christian Petzelt. We issued the common shares in an offshore transaction in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 to non-U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933).

On February 15, 2007, we closed a private placement of 500,000 Units for gross proceeds of $500,000. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.25 per warrant share for a period of twenty-four months. The proceeds will be used for working capital. We issued all of the 500,000 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

As at our year ended January 31, 2007, we adopted our 2007 stock option plan for our directors, employees and consultants, reserving a total of 3,000,000 shares of our common stock for issuance pursuant to grants made under the 2007 stock option plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2007.

ITEM 6.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended January 31, 2008, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

Plan of Operation

We have not generated any revenues from our technologies to date. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state.

As of January 31, 2007, our company had working capital of US$62,846. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Manufacturing / Scale up		$900,000
Research and Development	$
General and Administrative		$640,000
Patent Maintenance		$60,000
Employee and Consultant Compensation		$528,150
FDA / CRO Planning Stage		$675,000
Business Development and Travel Expenses		$60,000
Total		$2,863,150

Liquidity And Capital Resources

We had cash of $149,159 as of January 31, 2007 compared to cash of $65,425 as of January 31, 2006. We had a working capital surplus of $62,846 as of January 31, 2007 compared to a working capital surplus of $55,980 as of January 31, 2006.

On February 15, 2007, we closed a private placement of 500,000 Units for total gross proceeds of $500,000. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.25 per warrant share for a period of twenty-four months. The proceeds will be used for working capital. We issued all of the 500,000 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Capital has been secured by the company from a group of private investors which will meet the costs of the above estimated budget. The capital will be delivered to the company in three equal tranches during the next 12 month period, as the company meets its preclinical milestones.

Product Research and Development

For the next twelve months, we estimate that our research and development costs will be approximately $2,863,150.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending January 31, 2008.

Off-Balance Sheet Arrangements

As of January 31, 2007, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

As of April 24, 2007, we had 2 employees consisting of Garth Likes as our President and Chief Executive Officer and Professor Christian Petzelt as our Chief Science Officer. We plan to hire additional consultants and employees when circumstances warrant.

Application of Critical Accounting Policies

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

ITEM 7.	FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended January 31, 2007 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

1.	Report of Independent Registered Public Accounting Firm of Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, dated April 24, 2007;
2.	Consolidated Balance Sheets as at January 31, 2007 and 2006;
3.	Consolidated Statements of Income for the years ended January 31, 2007 and 2006;
4.	Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2007 and 2006;
5.	Consolidated Statements of Cash Flows for the years ended January 31, 2007 and 2006; and
6.	Notes to Consolidated Financial Statements.

GLASS WAVE ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2007

Glass Wave Enterprises, Inc.

Index

Report of Independent Registered Public Accounting Firm..............................................................	F–1
Consolidated Balance Sheets...................................................................................................	F–2
Consolidated Statements of Income...........................................................................................	F–3
Consolidated Statement of Stockholders’ Equity...........................................................................	F–4
Consolidated Statements of Cash Flows.....................................................................................	F–5
Notes to Consolidated Financial Statements................................................................................	F–6 – F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Glass Wave Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of Glass Wave Enterprises, Inc. as of January 31, 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Glass Wave Enterprises, Inc. as of January 31, 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended were audited by other auditors whose report, dated March 31, 2006 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Glass Wave Enterprises, Inc. as of January 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 24 2007

F-1

Glass Wave Enterprises, Inc.

Consolidated Balance Sheets

ASSETS	January 31,
	2007 $	2006 $

Current Assets

Cash	149,159	65,425
Accounts receivable	38,667	77,946
Prepaid expenses	-	7,024
Inventory	188,029	41,780

Total Current Assets	375,855	192,175

Restricted cash (Note 3)	–	8,780
Equipment, net (Note 4)	1,981	3,231

Total Assets	377,836	204,186

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	67,765	39,269
Accrued liabilities	19,116	26,660
Due to related party (Note 5)	218,515	62,377
Income taxes payable	7,613	7,889

Total Current Liabilities	313,009	136,195

Subsequent events (Note 8)

Stockholders’ Equity

Common stock (Note 6) Authorized: 75,000,000 shares, par value $0.001 Issued and outstanding: 70,804,000 shares (2006 – 72,106,000)	11,420	11,630

Additional paid-in capital	45,181	46,021

Accumulated other comprehensive income (loss)	(168)	3,315

Retained earnings	8,394	7,025

Total Stockholders’ Equity	64,827	67,991

Total Liabilities and Stockholders’ Equity	377,836	204,186

The accompanying notes are an integral part of these consolidated financial statements

F–2

Glass Wave Enterprises, Inc.

Consolidated Statements of Income

	Year Ended January 31, 2007	Year Ended January 31, 2006

Revenue	$1,358,456	$772,910

Cost of Goods Sold	(597,674)	(335,250)

Gross Profit	760,782	437,660

Operating Expenses

Accounting	44,357	48,541
Advertising	342,652	130,729
Consulting	203,927	85,031
Depreciation	1,251	1,108
Legal	19,338	32,440
Management fees	-	58,044
Office and general	52,314	28,757
Subcontracting	92,630	41,873

Total Operating Expenses	756,469	426,523

Income from Operations Before Other Income	4,313	11,137

Other Income	1,638	306

Income Before Provision for Income Taxes	5,951	11,443

Provision for Income Taxes	(4,582)	(6,377)

Net Income	$1,369	$5,066

Earnings Per Share – Basic and Diluted	$-	$-

Weighted Average Shares Outstanding – Basic and Diluted	71,784,959	68,267,945

The accompanying notes are an integral part of these consolidated financial statements

F–3

Glass Wave Enterprises, Inc.

Consolidated Statement of Stockholders’ Equity

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Retained
	Stock	Amount	Capital	Income (Loss)	Earnings	Total
	#	$	$	$	$	$
						(
Balance, January 31, 2005	620,000	100	(99)	(47)	1,959	1,913

Common stock issued for cash at $0.005 per share	71,486,000	11,530	46,120	–	–	57,650

Foreign currency translation	–	–	–	3,362	–	3,362

Net income	–	–	–	–	5,066	5,066

Balance, January 31, 2006	72,106,000	11,630	46,021	3,315	7,025	67,991

Common stock cancelled (Note 6)	(1,302,000)	(210)	(840)	–	–	(1,050)

Foreign currency translation	–	–	–	(3,483)	–	(3,483)

Net Income	–	–	–	–	1,369	1,369

Balance, January 31, 2007	70,804,000	11,420	45,181	(168)	8,394	64,827

The accompanying notes are an integral part of these consolidated financial statements

F–4

Glass Wave Enterprises, Inc.

Consolidated Statements of Cash Flows

	Year Ended January 31, 2007 $	Year Ended January 31, 2006 $

Cash Flows From Operating Activities

Net income	1,369	5,066

Adjustment to reconcile net income to net cash provided by (used in) operating activities:

Depreciation	1,252	1,108

Changes in operating assets and liabilities:

Accounts receivable	39,279	(74,330)
Prepaid expenses	7,024	(7,024)
Inventory	(146,249)	(36,844)
Accounts payable	28,496	36,104
Accrued liabilities	(7,544)	17,510
Income taxes payable	(276)	6,065
Deferred revenue	–	(205)
Due to related party	156,138	50,242

Net Cash Provided by (Used in) Operating Activities	79,489	(2,308)

Cash Flows From Investing Activities

Acquisition of equipment	–	(1,909)
Proceeds from sale (acquisition) of investments	8,780	(8,780)

Net Cash Provided by (Used in) Investing Activities	8,780	(10,689)

Cash Flows From Financing Activities

Issuance of common stock	–	57,650
Consideration paid for share cancellation	(1,050)

Net Cash Provided by (Used in) Financing Activities	(1,050)	57,650

Effect of Exchange Rate Changes	(3,485)	3,362

Net Increase in Cash	83,734	48,015

Cash– Beginning	65,425	17,410

Cash– Ending	149,159	65,425

Supplemental Disclosures

Interest paid	–	–
Income taxes paid	4,850	785

The accompanying notes are an integral part of these consolidated financial statements

F–5

Glass Wave Enterprises, Inc.

Notes to Consolidated Financial Statements

January 31, 2007

1.	Nature of Operations

Glass Wave Enterprises, Inc. (the “Company”) was incorporated in the State of Nevada on November 25, 2004. Effective January 31, 2005, the Company acquired all the outstanding common stock of Astro Nutrition Inc. (“Astro”), a company incorporated in the Province of British Columbia, Canada and under common control.

The Company is based in Vancouver, British Columbia, Canada and its principal business is the sale of vitamins and mineral supplements via the internet. Subsequent to year end, the Company entered into an asset purchase agreement to acquire certain intellectual property pertaining to cancer treatments (refer to note 8). As a result of the transaction, management of the Company decided to no longer conduct the business of selling vitamins and mineral supplements online and to focus on the development of acquired cancer treatment technology. Accordingly, commencing February 15, 2007, the Company will report as a development stage enterprise.

2.	Basis of Presentation

a)	Basis of Presentation

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. These financial statements include the accounts of the Company and its wholly-owned subsidiary, Astro. All significant intercompany transactions and balances have been eliminated. The Company’s fiscal year end is January 31.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)	Financial Instruments and Concentrations

The fair value of financial instruments which include cash, accounts receivable, accounts payable, accrued liabilities and amounts due to related party were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company is not exposed to concentration risk as its revenue is derived from a large number of customers.

e)	Inventory

Inventory is stated at the lower of cost or estimated realizable value and consists solely of products held for resale purposes. The Company evaluates inventory for estimated obsolescence based on the shelf life of the products and on projections of future demand and market conditions. For identified units in inventory, the Company estimates the net realizable value based on the current market price. If the projected net realizable value is less than cost, on a product basis, an allowance is set up to reflect the lower value of the identified inventory.

f)	Equipment

Equipment consists of computer hardware, furniture and equipment and is recorded at cost. Computer hardware and furniture and equipment are depreciated on a straight-line basis over their estimated lives of three years and five years, respectively.

F–6

Glass Wave Enterprises, Inc.

Notes to Consolidated Financial Statements

January 31, 2007

2.	Summary of Significant Accounting Principles (continued)
	g)	Long-Lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

h)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the current rate, while stockholders’ equity accounts are translated at the appropriate historical rate. The revenues and expenses that occur evenly over the period are translated at the weighted-average rate for the period. The cumulative translation adjustments balance is reported as a component of accumulated other comprehensive income. Sales are denominated in currencies other than the Company’s functional currency. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.

i)	Revenue Recognition

The Company recognizes revenue from the sale of its products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue consists of sales of vitamins and mineral supplements and is recognized when the customer selects and pays for products and when the products are shipped.

The Company does not offer sales rebates to customers; however, it has a 30-day return policy. An allowance for estimated returns is applied against sales revenue to reflect estimated returns that occur until the 30-day return period expires. To date, the estimated return allowance has been reasonable with no change in estimate required.

Trade accounts receivable relate to the sale of vitamins and mineral supplements. The Company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As of January 31, 2007, no allowance for doubtful accounts was considered necessary.

j)	Shipping and Handling Charges

Shipping and handling costs are included in cost of goods sold in the accompanying statements of operations in accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

k)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. At January 31, 2007, comprehensive loss consisted of the net loss for the year ended January 31, 2007 and foreign currency translation adjustments.

l)	Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

F–7

Glass Wave Enterprises, Inc.

Notes to Consolidated Financial Statements

January 31, 2007

2.	Summary of Significant Accounting Principles (continued)
	m)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

n)	Advertising

Advertising costs are expensed when incurred. Advertising expenses are included in the general and administrative expenses and were $342,652 and $130,729 for years ended January 31, 2007 and 2006, respectively.

o)	Development Stage

The Company was no longer considered a development stage enterprise during the current year. At January 31, 2006, the Company reported the results of its operations as a development stage entity and presented certain cumulative information which is not included in these financial statements.

p)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have an effect on its financial statements.

3.	Restricted Cash

Restricted cash represented a guaranteed investment certificate of $8,780 at January 31, 2006 which the Company provided as security to its bank for electronic funds transfer services and corporate VisaCard liabilities. The certificate bore interest at 1.65% per annum.

F–8

Glass Wave Enterprises, Inc.

Notes to Consolidated Financial Statements

January 31, 2007

4.	Equipment

Equipment consisted of the following at January 31:

	2007	2006

	$	$

Computer hardware	3,609	3,609
Furniture and equipment	845	845

	4,454	4,454
Less: Accumulated depreciation	(2,473)	(1,223)

	1,981	3,231

5.	Related Party Balances/Transactions

At January 31, 2007, the Company was indebted to the President of the Company in the amount of $218,515 (2006 - $62,377), which is non-interest bearing, unsecured, and has no specified terms of repayment.

6.	Common Stock

In February 2005, the Company completed two share subscription agreements with the president and a director of the Company. The Company received total proceeds of $42,500 for the issuance of 52,700,000 shares of its common stock at $0.005 per share.

In March 2005, the Company issued 18,786,000 shares of its common stock total proceeds of $15,150 at $0.005 per share.

On November 2, 2006, the Company cancelled 1,302,000 shares of common stock of the Company for total consideration of $1,050. The president of the Company paid $1,050 to the former shareholder, and was reimbursed by the Company in April 2007.

At January 31, 2007 and 2006, there were no outstanding share purchase warrants or stock options.

7.	Income Taxes

Income before provision for income taxes for the years ended January 31, 2007 and 2006 was as follows:

	2007 $	2006 $

United States	$(14,324)	$-
Canada	20,275	11,443

	$5,951	$11,443

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate follows:

	Canada	United States

Statutory federal income tax rate	34.1%	34.0%
Overaccrual of prior income taxes	(11.5)	-
Change in valuation allowance	–	(34.0%)

Effective income tax rate	22.6%	–

F–9

Glass Wave Enterprises, Inc.

Notes to Consolidated Financial Statements

January 31, 2007

7.	Income Taxes (continued)

The deferred tax liabilities and assets as at January 31, 2007 and 2006 were as follows:

	2007 $	2006 $

Deferred tax asset:
Net operating loss carryforwards	4,870	–
Less: valuation allowance	(4,870)	–

Net deferred tax asset	–	–

At January 31, 2007, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $14,300, which will begin expiring in fiscal 2025. When the future utilization of some portion of the carryforwards is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Tax rules impose limitations on the use of net operating loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could reduce the amount of deductions that would be available to offset future taxable income each year, starting with the year of the ownership change.

8	Subsequent Events

On February 1, 2007, the Company entered into an asset purchase agreement (the “Agreement”) with Christian Petzelt to acquire certain intellectual property pertaining to cancer treatments, specifically protein molecules, for potential applications in treating various cancers. The closing of the transactions contemplated in the Agreement and the acquisition of the intellectual property occurred on February 15, 2007. In accordance with the closing of the Agreement, the Company issued 21,000,000 post-spilt shares of its common stock on a six point two (6.2) for one forward split basis to Mr. Petzelt in exchange for the acquisition of such intellectual property by the Company.

In connection with the closing of the Agreement, the Company cancelled 53,320,000 post-split shares of its common stock held by Chester Ku and Bianca Knop and issued 500,000 post-split shares pursuant to the closing of a private placement.

The Company had 38,984,000 post-split common shares issued and outstanding as of February 16, 2007 as a result of the issuance of 21,000,000 post-split common shares, the cancellation of 53,320,000 post-split shares of common stock of the Company and the issuance of 500,000 post-split shares of common stock of the Company. After giving effect to the private placement and stock cancellation, Mr. Petzelt held approximately 53.9% of the issued and outstanding common shares of the Company.

On completion of the Agreement described above and effective February 15, 2007, the Company decided it would try to sell all of its interests in its wholly-owned subsidiary, Astro, to the former president of the Company. Accordingly, the Company will no longer conduct operations related to the sale of vitamins and mineral supplements via the internet.

In connection with the closing of the asset purchase agreement, the President, Secretary, Treasurer and a Director of the Company and the Vice President and Director of the Company resigned. Immediately prior to their resignations, the Company appointed Garth Likes as President, Chief Executive Officer and Director of the Company, Christian Petzelt as Chief Scientific Officer and Director of the Company and Geoffrey Galley and Lennie Ryer as Directors of the Company.

F–10

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 5, 2006, we engaged Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants, as our principal independent accountant with the approval of our company’s board of directors as a result of the resignation of Staley, Okada & Partners, Chartered Accountants, on December 5, 2006.

Staley Okada & Partner’s report dated March 31, 2006 on our financial statements for the most recent fiscal years ended January 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

In connection with the audit of our financial statements for the most recent years ended January 31, 2006 and 2005 and in the subsequent interim period through the date of resignation, there were no disagreements, resolved or not, with Staley Okada & Partners on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Staley Okada & Partners, would have caused Staley Okada & Partners, to make reference to the subject matter of the disagreement in connection with their report on the financial statements for such years.

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being January 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Garth Likes(1)	President, Chief Executive Officer and Director	53	February 15, 2007
Christian Petzelt(1)	Chief Scientific Officer and a Director	64	February 15, 2007
Geoffrey Galley(1)	Director	67	February 15, 2007
Lennie Ryer(1)	Director	46	February 15, 2007
Luc Mainville	Director	43	April 23, 2007

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director and executive officer, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Garth Likes, President, Chief Executive Officer and Director

Mr. Likes is a co-founder and the President and Chief Executive Officer of Cyplasin Biomedical Inc. Mr. Likes is also a member of the board of directors and a chair of the Audit Committee of Lab Research Inc., a preclinical research contract research company (CRO) located in Montreal, Canada.

From November 2004 to November 2006, he was the Chief Operating Officer of SciMed Laboratories. Additionally, from February 2003 to November 2005, Mr. Likes was the Vice President of Business Development for InNexus Biotechnology, a company listed on the TSX-Venture Exchange (TSX-V:IXS) and the OTC:BB (IXSBF). Also, from February 2004 to July 2004, Mr. Likes was the Vice President of Business and Marketing Development of Quest Pharma (formerly Altachem Pharma,) a company listed on the TSX-Venture Exchange (TSX-V:QPT). Mr. Likes also served as the Vice President of Business Development for URRMA Biopharma from May 2002 to March 2004. Mr Likes was also Co-founder, Executive Vice President, member of the executive committee and a board member of Helix Biopharma a company listed on the Toronto Stock Exchange (TSX:HBP) and Frankfurt exchanges.

Mr. Likes graduated from the University of Alberta with a B.Sc. in Microbiology/Biochemistry. He attended the University of Calgary M.Sc,. program studying medical microbiology. Mr. Likes is enrolled in the M.BA. program at the University of Phoenix. He also graduated with a Marketing Diploma from York University Toronto.

Christian Petzelt, Chief Scientific Officer and a Director

Professor Petzelt graduated with a PhD from the University Munster in Germany in 1968. Professor Petzelt from 1988 – 1995, was Founder and Head of the International Laboratory of Marine Biology, Ile d’Yeu, France, where he made important discoveries related to cyplasin. Since 1996, Mr. Petzelt has served as an Associate Professor of Cell Biology at Humbolt University Berlin and in parallel from 1995 to 2005; he served as the Head of Experimental Anaesthesiology at the University Hospital Charité, Berlin, Germany. Professor Petzelt is also the Founder in 2004 of MARINPHARM located just outside of Berlin.

Mr. Petzelt is a member of the Cell Biology Panel of UNESCO/ICRO and is a member of the Editorial Board of “Cancer Cell International”. His experiences include an extensive list of publications as well as being the inventor of four patents of which two are related to cyplasin. His main research focus has been on the regulation of cell cycle and initiation of cell death

Geoffrey Galley, Director

Since 2002, Mr. Galley has served as the Chief Executive Officer of Farnborough Aircraft Corporation Ltd. He was able to design, develop, manufacture and certify a new type of turbo prop jet airplane for use by business and multinational corporations. He has recently sold a large number of these planes for delivery to Saudi Arabia.

Prior to this Mr. Galley has been responsible for development of multiple health care and ophthalmic products and has sold patents and private businesses to companies such as Cooper Vision which is a large international ophthalmic/contact lens company. Mr. Galley has served on the boards of multiple private companies.

Lennie Ryer, Director

Since 2001, Mr. Ryer has served as the Chief Financial Officer and Vice President of Finance of ConjuChem Biotechnologies Inc., a company listed on the TSX-Venture Exchange (TSX-V:CJB). From 1999 to 2001, he served as Chief Financial Officer and Vice President of Finance at Paladin Labs Inc., a specialty pharmaceutical firm. Mr. Ryer was formerly the managing partner of the Montreal office of BDO Dunwoody, an international firm of Chartered Accountants. During his eighteen years in public practice, Mr. Ryer specialized in mergers and acquisitions and taxation. Mr. Ryer holds a B.Comm degree from McGill University and a degree in Public Accountancy from McGill University Faculty of Graduate Studies. He holds a Chartered Accountant designation from the Institutes of Ontario and Quebec, is a member of the Canadian Tax Foundation, and holds a designation as a Certified Fraud Examiner. He is conversant with US GAAP accounting procedures.

Luc Mainville, Director

Mr. Mainville became Chief Executive Office of LAB Research (TSX:LRI) at the time of its IPO in August 2006. Previously, Mr. Mainville was Chief Operating Officer of LAB International where he had direct operational and financial responsibilities for all of LAB International operating units, including LAB Research.

During his career, Mr. Mainville has held executive positions with other private and public companies including RTP Pharma Inc., URRMA Biopharma Inc., and Waratah Pharmaceuticals Inc. (CDNX:WAR), which he co-founded and brought public in 2000. Prior to 1998, Mr. Mainville was Senior Vice-President and Partner in the corporate finance group of KPMG LLP.

Mr. Mainville holds a MBA degree from McGill University which he received in 1992 as well as a Bachelor’s degree in Finance from Université du Québec à Montréal which he received in 1987. In 1994, he received an Accounting Certificate from the Université du Québec à Montréal. Mr. Mainville received his Certified Broker’s Certificate in 1992.

Scientific Advisory Board

It is recognized that in order to have the best advice possible a well rounded SAB is required. To this end the following persons have agreed to be scientific advisors:

-Prof. Lesley WILSON UCLA Santa Barbara, USA) is a well-known molecular biologist with tremendous experience in microtubule biochemistry, and in new approaches to anti tumour drugs.

-Prof. Dieter WERNER (University of Heidelberg, Germany) from the German Cancer Research Center, has multiple years experience in recombinant protein chemistry

-Prof. Italia DI LIEGRO (Dept of Medicine, University of Palermo, Italy) is an internationally acknowledged expert in regulation of gene expression in mammalian cells.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Board Meetings

The board of directors of our company held no formal meetings during the year ended January 31, 2007. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to Nevada Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We currently do not have directors’ and officers’ liability insurance. However, we intend to adopt an indemnification policy for our directors and officers.

Audit Committee and Audit Committee Financial Expert

Effective February 15, 2007 the company created an audit committee and adoption of audit committee charter. On that same date we appointed Mr. Lennie Ryer, as Chairman of our Audit Committee with Mr. Mainville being the second member. All of the members of our audit committee are "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Other Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended January 31, 2007, we are not aware of any director, executive officer or beneficial owner of more than 10% of the outstanding common stock who or which has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year.

Code of Ethics

Effective April 27, 2007, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and chief financial officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and corporate secretary, as well as persons performing similar functions, with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief financial officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's audit committee. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

ITEM 10.	EXECUTIVE COMPENSATION.

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended January 31, 2007; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended January 31, 2007, who we will collectively refer to as our named executive officers, of our company for the years ended January 31, 2007 and 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chester Ku(1) Former President, Secretary, Treasurer and Director	2006 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Bianca Knop(2) Former Vice-President and Director	2006 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
(1)	Effective February 15, 2007, Mr. Ku resigned as our President, Secretary, Treasurer and a Director.
(2)	Effective February 15, 2007, Ms. Knop resigned as our Vice President and a Director.

Other than as described as below, we have not entered into a written employment agreements with our directors and officers.

In February of 2007, we entered into a written consulting agreement with Garth Likes, our President and Chief Executive Officer. Under the terms of this agreement, we agreed to pay Mr. Likes a consulting fee of approximately $3,000 per month for a period of two years. We also agreed to pay a consulting company called Syngar Management, a company beneficially owned by Mr. Likes, a monthly consulting fee of $ 8,250 for a period of two years

In February of 2007, we entered into a written consulting agreement with Professor Christian Petzelt, our Chief Scientific Officer. Under the terms of this agreement, we agreed to pay Professor Petzelt a consulting fee of approximately $3,000 per month for a period of two years. We also agreed to pay a consulting fee to a company called Bioxen Ltd., for the benefit of Professor Petzelt a monthly consulting fee of $ 8,250 for a period of two years

There are no arrangements or plans in which we provide pension, retirement or similar benefits for our directors or officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or officers, except that stock options may be granted at the discretion of our board of directors in the future.

We have no plans or arrangements in respect of remuneration received or that may be received by the officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at January 31, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our principal executive officer or two other most highly compensated executive officers.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended January 31, 2007, we did not pay any compensation or grant any stock options to our sole director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 30, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Christian Petzelt	21,000,000	53.87%
Directors and Executive Officers as a Group(1)	21,000,000 common shares	53.87%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 26, 2007. As of April 26, 2007, there were 38,984,000 shares of our company’s common stock issued and outstanding.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended January 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

At October 31, 2006, the Company was indebted to the President of the Company in the amount of $218,515 (January 31, 2006 - $62,377), which is non-interest bearing, unsecured with no stated terms of repayment.

Corporate Governance

We currently act with five (5) directors, consisting of Garth Likes, Christian Petzelt, Geoffrey Galley, Lennie Ryer and Luc Mainville.

We have determined that Geoffrey Galley, Lennie Ryer and Luc Mainville are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our company only has an Audit Committee.

The following people make up the Audit Committee: Lennie Ryer and Mr. Mainville. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on April 23, 2007.

ITEM 13.	EXHIBITS.

Exhibit Number	Description

3.1(2)	Articles of Incorporation

3.2(1)	Bylaws

10.1(3)	Asset Purchase Agreement dated February 1, 2007 between GlassWave Enterprises, Inc. and Christian Petzelt.

10.2(4)	Asset Purchase Agreement dated April 10, 2007 between Cyplasin Biomedical Ltd. and Bioxen Ltd.

10.3*	Consulting Agreement dated February 15, 2007 between the Company and Christian Petzelt

10.4*	Consulting Agreement dated February 15, 2007 between the Company and Bioxen Ltd.

10.5*	Consulting Agreement dated February 15, 2007 between the Company and Garth Likes

10.6*	Consulting Agreement dated February 15, 2007 between the Company and Syngar Management

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1) Incorporated by reference from our Registration Statement on Form SB-2 filed on May 5, 2005

(2) Incorporated by reference from our Registration Statement on Form SB-2/a filed on July 29, 2005

(3) Incorporated by reference from our Form 8-K Current Report filed on February 5, 2007

(4) Incorporated by reference from our Form 8-K Current Report filed on April 13, 2007

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal years ended January 31, 2007 were $20,000 (estimated) and Staley, Okada & Partners, Chartered Accountants, $16,200 for 2007 and $20,100 for the filings in 2006.

Audit Related Fees

For the fiscal years ended January 31, 2007 and 2006, there were no fees billed for assurance and related services by Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the fiscal years ended January 31, 2007 and 2006, there were no fees billed by Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants for other non-audit professional services, other than those services listed above.

All Other Fees

We did not incur any other fees, other than described above, during the years ended January 31, 2007 and 2006.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Dale Matheson Carr-Hilton LaBonte and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Dale Matheson Carr-Hilton LaBonte.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPLASIN BIOMEDICAL LTD.

By: /s/ Garth Likes

Garth Likes

Chief Executive Officer, President and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 1, 2007

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ Garth Likes

Garth Likes

Chief Executive Officer, President and Director

Date: May 1, 2007

By: /s/ Christian Petzelt

Christian Petzelt

Chief Scientific Officer and Director

Date: May 1, 2007

By: /s/ Geoffrey Galley

Geoffrey Galley

Director

Date: May 1, 2007

By: /s/ Lennie Ryer

Lennie Ryer

Director

Date: May 1, 2007

By: /s/ Luc Mainville

Luc Mainville

Director

Date: May 1, 2007

CW1171227.5