Form 10KSB/A
period 2007-01-31
CYPLASIN BIOMEDICAL LTD.
filed 2007-05-17
CIK 1327238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

-For the fiscal year ended January 31, 2007

[     ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(1) Average of bid and ask closing prices on May11, 2007

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

38,984,000 common shares issued and outstanding as of May 11, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

EXPLANATORY NOTE

Cyplasin Biomedical Ltd. has previously filed its Form 10-KSB on May 1, 2007. This amendment to the previous Form 10-KSB is being filed for the purpose of updating the profiles of certain directors and officers of the company under Item 9 of this Form 10-KSB/A, the security ownership of certain beneficial owners and management under Item 11 of this Form 10-KSB/A and other information contained in this Form 10-KSB/A.

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

Following our incorporation, we commenced the business, through our wholly-owned subsidiary, Astro Nutrition Inc., as a reseller of health products and herbal remedies. We targeted the market of health food supplements and herbal remedies by catering mainly to the European and Asian markets. We intend to dispose of our former wholly-owned subsidiary, Astro Nutrition Inc.

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

BUSINESS SUBSEQUENT TO THE ACQUISITION OF THE ASSETS OF CHRISTIAN PETZELT

As of the closing date of the asset purchase agreement on February 15, 2007, our company commenced the business of developing a novel therapeutic, recombinant protein called “Cyplasin”. The name of “Cyplasin” was coined by Professor Christian Petzelt, our company’s Chief Scientific Officer, to signify the proteins high cytotoxic potency, which was originally isolated from a marine organism known as Aplysia punctata (commonly called a “sea hare”). Professor Petzelt discovered the cyplasin protein’s selective cytotoxic effects for cancer cells in 1997 and received a US patent – number 6,171,818 - on January 9, 2001 relating to a protein having anti-tumor activity, while having a DNA encoding for the same, plus having a process for the preparation of the same with application of methods for treating malignancies such as cancers with the same. On April 10, 2007, we entered in an asset purchase agreement with Bioxen Ltd., whereby we acquired a second Cyplasin patent describing a protein having anti tumor effect. We intend to further research and develop this technology.

Using our newly obtained Intellectual Property (IP) patented approach we plan to apply our technology to improve the treatment profile of skin cancer and melanoma patients via a topical application by microinjection. This first in our family of cyplasin protein products is to be known as “Cyplasin-SC”, which once commercialized is expected to allow us to open new markets and disease applications with other forms of cancer. Our business strategy is to generate revenues through developing and licensing our technologies through partnerships with biotechnology and pharmaceutical companies while pursuing the development of our own products for unmet medical needs.

.

Subsequent research into the cyplasin protein structure has allowed us to manufacture the protein in the laboratory and develop procedures for the scale up in large-scale manufacturing processes as the discovery is commercialized. Patents have been filed for these various processes and we anticipate them to be issued shortly. It is our intention to continue to create a strong patent or IP portfolio as we move along with the further development of the protein for its current and future applications.

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

Cyplasin-SC TM is currently in preclinical development for application for skin cancer and melanoma. The finished product is to be delivered via a topical microinjection to the tumour mass. Current studies suggest Cyplasin will either cause the death of the whole tumor, or, if used in tandem with current surgical procedures, will kill any remaining cancer cells which might metastasize or spread to other parts of the body via the blood circulation system, after the tumor has been removed by conventional surgery.

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

The cancer therapy market is one of the fastest growing drug sectors, accounting for over one-third of all pharmaceutical sales worldwide. Oncology drug sales by 2009 are expected to reach $55 billion compared to the $30 billion in 2004. Incidence of skin cancer and melanoma are increasing worldwide with the market expected to continue to grow to over $600 million by 2009.

RESEARCH AND DEVELOPMENT

We are a biotechnology development stage company and have not generated any revenues from our technologies. We believe, however, that there are opportunities to discover and develop effective and cost-effective treatments for cancer through using the cyplasin protein molecule.

Cyplasin-SC™ currently in pre-clinical testing has been shown to be effective at targeting skin cancer and melanoma cancer cells. The product will be formulated so to be applied to the skin tumor via direct injection into the tumor or within the tumors vicinity. Other research programs and preclinical development for other cancer applications will be initiated once the Cyplasin-SC™ Investigational New drug Application (IND) has been submitted.

INTELLECTUAL PROPERTY

We rely on a combination of patents to establish and protect our proprietary rights. We intend to require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our technologies or strategic plans, and we intend in the future to enter into proprietary information agreements with employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the United

States, Canada and Europe. In addition, our competitors may independently develop technologies similar to ours. Our precautions may not prevent misappropriation or infringement of our intellectual property.

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

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Holders of our Common Stock

As of May 11, 2007, there were 27 holders of record of our common stock. As of such date, 38,984,000 common shares of our company were issued and outstanding.

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

Liquidity and Capital Resources

We had cash of $149,159 as of January 31, 2007 compared to cash of $65,425 as of January 31, 2006. We had a working capital of $62,846 as of January 31, 2007 compared to a working capital of $55,980 as of January 31, 2006

On February 15, 2007, we closed a private placement of 500,000 Units for total gross proceeds of $500,000. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.25 per warrant share for a period of twenty-four months. The proceeds will be used for working capital. We issued all of the 500,000 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending January 31, 2008

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Garth Likes(1)	President, Chief Executive Officer and Director	53	February 15, 2007
Christian Petzelt(1)	Chief Scientific Officer and a Director	64	February 15, 2007
Geoffrey Galley(1)	Director	67	February 15, 2007
Lennie Ryer(1)	Director	46	February 15, 2007
Luc Mainville(1)	Director	43	April 23, 2007

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

Geoffrey Galley, Director

Mr. Galley spent his industrial career in the contact lens industry. He holds worldwide patents for the manufacture of lenses by a unique cast moulding process and has been involved in the development of two major corporations in the USA. One of his companies was awarded the prestigious Queens Award for Technology. Following his retirement from the contact lens industry in 1997 he has made a number of investments in emerging medical technologies and renewable energy projects. He has also financed and lead Farnborough Aircraft Corporation Ltd. a project for development of a new prototype single engine turboprop aircraft. Until recently he was a governor of UMIST (University of Manchester Institute of Science and Technology).

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

Audit Committee and Audit Committee Financial Expert

Effective Feb. 15, 2007 the company created an audit committee and adoption of audit committee charter. On that same date we appointed Mr. Lennie Ryer, as Chairman of our Audit Committee with Mr. Mainville being the second member. All of the members of our audit committee are "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

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

In February of 2007, we entered into a written consulting agreement with Garth Likes, our President and Chief Executive Officer. Under the terms of this agreement, we agreed to pay Mr. Likes a consulting fee of approximately $3,000 per month for a period of two years. We also agreed to pay a consulting company called Syngar Management, a company beneficially owned by Mr. Likes, a monthly consulting fee of $ 8,250 for a period of two years

In February of 2007, we entered into a written consulting agreement with Professor Christian Petzelt, our Chief Scientific Officer. Under the terms of this agreement, we agreed to pay Professor Petzelt a consulting fee of approximately $3,000 per month for a period of two years. We also agreed to pay a consulting fee to a company called Bioxen Ltd., of $ 8,250 for a period of two years

There are no arrangements or plans in which we provide pension, retirement or similar benefits for our directors or officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or officers, except that stock options may be granted at the discretion of our board of directors in the future.

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

The following table sets forth, as of May 8, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Garth Likes	4,900,000	12.57%
Bioxen Ltd.	15,592,000	40.0%
Directors and Executive Officers as a Group(1)	4,900,000 common shares	12.57%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 11, 2007. As of May 11, 2007, there were 38,984,000 shares of our company’s common stock issued and outstanding.

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

The following people make up the Audit Committee: Mr. Lennie Ryer and Mr. Luc Mainville. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on April 23, 2007.

ITEM 13.	EXHIBITS.

Exhibit Number	Description

3.1(2)	Articles of Incorporation

3.2(1)	Bylaws

10.1(3)	Asset Purchase Agreement dated February 1, 2007 between GlassWave Enterprises, Inc. and Christian Petzelt.

10.2(4)	Asset Purchase Agreement dated April 10, 2007 between Cyplasin Biomedical Ltd. and Bioxen Ltd.

10.3(5)	Consulting Agreement dated February 15, 2007 between the Company and Christian Petzelt

10.4(5)	Consulting Agreement dated February 15, 2007 between the Company and Bioxen Ltd.

10.5(5)	Consulting Agreement dated February 15, 2007 between the Company and Garth Likes

10.6(5)	Consulting Agreement dated February 15, 2007 between the Company and Syngar Management

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1) Incorporated by reference from our Registration Statement on Form SB-2 filed on May 5, 2005

(2) Incorporated by reference from our Registration Statement on Form SB-2/a filed on July 29, 2005

(3) Incorporated by reference from our Form 8-K Current Report filed on February 5, 2007

(4) Incorporated by reference from our Form 8-K Current Report filed on April 13, 2007

(5) Incorporated by reference from our Form 10-KSB filed on May 1, 2007.

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

Date: May 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ Garth Likes

Garth Likes

Chief Executive Officer, President and Director

Date: May 17, 2007

By: /s/ Christian Petzelt

Christian Petzelt

Chief Scientific Officer and Director

Date: May 17, 2007

By: /s/ Geoffrey Galley

Geoffrey Galley

Director

Date: May 17, 2007

By: /s/ Lennie Ryer

Lennie Ryer

Director

Date: May 17, 2007

By: /s/ Luc Mainville

Luc Mainville

Director

Date: May 17, 2007

CW1210481.1