Form 10QSB
period 2007-04-30
CYPLASIN BIOMEDICAL LTD.
filed 2007-06-14
CIK 1327238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No. 000-52057

CYPLASIN BIOMEDICAL LTD.
(Exact name of small business issuer as specified in its charter)
Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 131 Advanced Technology Center, 9650 - 20th Avenue NW, Edmonton, AB Canada T6N 1G1
(Address of principal executive offices)
780-469-2975
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the issuer's common stock as of June 6, 2007 was 38,984,000

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CYPLASIN BIOMEDICAL, LTD.

(formerly Glass Wave Enterprises, Inc.)

(A Development Stage Company)

April 30, 2007

Index

Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations	F–2

Interim Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4 – F-6

CYPLASIN BIOMEDICAL, LTD.

(formerly Glass Wave Enterprises, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS
	April 30, 2007 $	January 31, 2007 $
	(Unaudited)

Current Assets

Cash	385,387	149,159
Accounts receivable	3,277	38,667
Inventory	–	188,029

Total Current Assets	388,664	375,855

Equipment, net	1,095	1,981
Patent (Note 2)	101	–

Total Assets	389,860	377,836

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	32,652	67,765
Accrued liabilities	6,734	19,116
Due to related party	–	218,515
Income taxes payable	–	7,613

Total Current Liabilities	39,386	313,009

Contingency (Note 1)

Stockholders’ Equity

Common stock Authorized: 465,000,000 shares, par value $0.001 Issued and outstanding: 38,984,000 shares (January 31, 2007 – 70,804,000)	38,984	11,420

Additional paid-in capital	517,616	45,181

Accumulated other comprehensive income (loss)	1,213	(168)

Retained earnings (deficit) accumulated from discontinued operations	(38,950)	8,394

Deficit accumulated during the development stage	(168,391)	–

Total Stockholders’ Equity	350,474	64,827

Total Liabilities and Stockholders’ Equity	389,860	377,836

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.

(formerly Glass Wave Enterprises, Inc.)

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Unaudited)

	Accumulated From November 25, 2004 (Date of Inception) to April 30, 2007 $	Three Months Ended April 30, 2007 $	Three Months Ended April 30, 2006 $

Operating Expenses

Consulting	61,072	48,572	–
General and administrative	27,339	24,514	354
Research and development	70,405	70,405	–
Travel	9,575	9,575	–

Net Loss Before Discontinued Operations	(168,391)	(153,066)	(354)

Discontinued operations (Note 2)	(38,950)	(62,669)	(45,407)

Net Loss	(207,341)	(215,735)	(45,761)

Loss Per Share – Basic and Diluted		(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted		44,346,921	72,106,000

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.

(formerly Glass Wave Enterprises, Inc.)

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Unaudited)

	Accumulated From November 25, 2004 (Date of Inception) To April 30, 2007 $	Three Months Ended April 30, 2007 $	Three Months Ended April 30, 2006 $

Cash Flows From Operating Activities

Net income (loss)	(207,341)	(215,734)	19,725

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	2,507	34	313

Changes in operating assets and liabilities:

Accounts receivable	(44,110)	(5,443)	(55,596)
Prepaid expenses	–	–	3,141
Inventory	(175,979)	12,050	(10,260)
Accounts payable	95,912	28,147	7,642
Accrued liabilities	15,860	(4,306)	(15,479)
Income taxes payable	8,931	1,318	10,141
Due to related party	193,141	(25,374)	25,195

Net Cash Used in Continuing Operations Discontinued operations	(111,079) (54,507)	(209,309) (54,507)	(15,178) –

Net Cash Used in Operating Activities	(165,586)	(263,816)	(15,178)
Cash Flows From Investing Activities

Acquisition of equipment	(5,583)	(1,129)	–
Acquisition of patent	(100)	(100)	–
Acquisition of investments	–	–	8,780
Net cash acquired in recapitalization	–	–	–

Net Cash Provided by (Used in) Investing Activities	(5,683)	(1,229)	8,780

Cash Flows From Financing Activities

Issuance of common stock	556,601	500,000	–
Consideration paid for share cancellation	(1,050)	–	–

Net Cash Provided By Financing Activities	555,551	500,000	–

Effect of Exchange Rate Changes	1,105	1,273	3,240

Change in Cash	385,387	236,228	(3,158)

Cash– Beginning	–	149,159	65,425

Cash– Ending	385,387	385,387	62,267

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	5,635	–	4,850

The accompanying notes are an integral part of these consolidated financial statements.

Cyplasin BioMedical, Ltd.

(formerly Glass Wave Enterprises, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2007

1.	Going Concern

The Company is in the development stage and has not yet realized any revenues from its planned operations. Previously, it had generated or sustained significant revenues (Note 2). These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at April 30, 2007, the Company has working capital of $349,278 and has incurred losses of $207,341 since inception. These financial statements do not include any adjustment to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB as at January 31, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended April 30, 2007, are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

2.	Restructuring Agreement

On February 1, 2007, the Company entered into an asset purchase agreement (the “Agreement”) to acquire certain intellectual property pertaining to cancer treatments. In accordance with the closing of the Agreement, which occurred on February 15, 2007, for the acquisition of such intellectual property the Company issued 21,000,000 shares of its common stock on a 6.2:1 forward split basis, which was 53.9% of the post-split capital of the Company. The former directors of the Company resigned and a new board of directors was appointed. These shares were recorded at a value of $0.80 per share, which was allocated as follows:

Patent	$1
Additional paid – in capital	16,799,999

$16,800,000

In connection with the closing of the Agreement, the Company was obligated to cancel 53,320,000 post-split shares of its common stock held by the former directors of the Company, who resigned in accordance with the Agreement. The Company was also obligated to complete a private placement of 500,000 post-split units at $1.00 per unit. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.25 per warrant share for a period of twenty-four months.

On completion of the Agreement and effective February 15, 2007, the Company sold all of its interests in its wholly-owned subsidiary, Astro Nutrition Inc. (“Astro”), to the former president of the Company. Accordingly, the Company and the Company commenced the business of development of cancer treatment technology and will no longer conduct operations related to the sale of vitamins and mineral supplements via the internet.

F–7

Cyplasin BioMedical, Ltd.

(formerly Glass Wave Enterprises, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2007

2.	Restructuring Agreement (continued)

The results of discontinued operations of Astro are summarized as follows:

	Three Months Ended April 30, 2007 $	Three Months Ended April 30, 2006 $	Accumulated From November 25, 2004 (Date of Inception to April 30, 2007 $

Revenue	72,795	264,381	2,232,422
Cost of goods sold	28,116	130,228	971,233
	44,679	134,153	1,261,199
Expenses	40,392	100,297	1,222,325
Net Operating Income	4,287	33,856	38,874
Investment Income and Other	-	149	1,944
Net Income Before Income Taxes	4,287	34,005	40,818
Income Taxes	1,470	13,926	14,282
Net Income	2,817	20,079	26,536
Loss on disposal	(65,486)	(65,486)	(65,486)
Loss from Discontinued Operations	(62,669)	(45,407)	(38,950)

The Company realized a gain on the proposed disposal of Astro, equal to the carrying value of the assets and liabilities disposed of as of February 15, 2007:

Assets	$336,632
Liabilities	(310,541)
Amounts Astro owed to Glass Wave Enterprises	79,049
Amounts owned to related parties	(40,100)
Investment in Astro Nutrition	1
Comprehensive loss	445

$65,486

The results of operations and cash flows of Astro for the period from February 1, 2007 to February 15, 2007 have been reported on a discontinued operations basis.

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

OVERVIEW

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on May 12, 2004 under the name Glass Wave Enterprises, Inc. Effective February 16, 2007, we changed our name to Cyplasin Biomedical Ltd. and effected a six point two (6.2) for one forward stock split of our authorized, issued and outstanding common stock. Following our incorporation, we commenced the business, through our wholly-owned subsidiary, Astro Nutrition Inc., as a reseller of health products and herbal remedies. We targeted the market of health food supplements and herbal remedies by catering mainly to the European and Asian markets. We disposed of our former wholly-owned subsidiary, Astro Nutrition Inc. during the quarter.

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

On February 1, 2007 we entered into an asset purchase agreement dated February 1, 2007 with Christian Petzelt. The asset purchase agreement contemplated our company acquiring certain intellectual property pertaining to cancer treatments, specifically protein molecules, for potential applications in treating various cancers in exchange for the issuance by our company of 21,000,000 shares of our common stock on a post six point two (6.2) for one forward basis. The closing of the transactions contemplated in the asset purchase agreement and the acquisition of such intellectual property occurred on February 15, 2007. In connection with the closing of the asset purchase agreement, we cancelled 53,320,000 post-split shares of our common stock held by Chester Ku, the former president, secretary, treasurer and a director of our company, and Bianca Knop, the former vice president and a director of our company, and issued 500,000 post-split shares of our common stock pursuant to the closing of a private placement. As at the closing date, Christian Petzelt held approximately 53.9% of the issued and outstanding shares of common stock of our company.

On April 10, 2007, we entered into an asset purchase agreement with Bioxen Ltd. to acquire certain intellectual property. The closing of the transactions contemplated in the asset purchase agreement and the acquisition of the intellectual property occurred on April 10, 2007. In accordance with the closing of the asset purchase agreement, we paid $100 to Bioxen Ltd. in exchange for the acquisition, by our company, of such intellectual property.

Our Current Business

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

We have secured the required funding to initiate its preclinical program for Cyplasin-SC™. In addition, our company has also attracted or put into place the required management, board members and scientific advisory members that are the other success components for the overall development of the products within our company. Prior to the asset being vended into our company there has been spent approximately $1.8 million on research and development related activities. These expenditures have moved the development of the protein molecule from the discovery and proof of concept stage where upon our company will move the protein forward into the present preclinical and then into subsequent clinical development.

Cyplasin-SC™ is currently in preclinical development for application for skin cancer and melanoma. The finished product is to be delivered via a topical microinjection to the tumour mass. Current studies suggest Cyplasin-SC™ will either cause the death of the whole tumor, or, if used in tandem with current surgical procedures, will kill any remaining cancer cells which might metastasize or spread to other parts of the body via the blood circulation system, after the tumor has been removed by conventional surgery.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Plan of Operations

We have not generated any revenues from our technologies to date. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state.

As of April 30, 2007, our company had working capital of $349,278 compared to a working capital as of January 31, 2007 of $62,846. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Manufacturing / Scale up		$900,000
Research and Development	$
General and Administrative		$640,000
Patent Maintenance		$60,000
Employee and Consultant Compensation		$528,150
FDA / CRO Planning Stage		$675,000
Business Development and Travel Expenses		$60,000
Total		$2,863,150

Liquidity and Capital Resources

We had cash of $385,387 as of April 30, 2007 compared to cash of $62,267 as of April 30, 2006. We had a working capital of $349,278 as of April 30, 2007 compared to a working capital of $175,610 as of April 30, 2006.

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

We have secured capital from a group of private investors which will meet the costs of the above estimated budget. The capital will be delivered to our company in three equal tranches during the next 12 month period, as the company meets its preclinical milestones.

Product Research and Development

For the next twelve months, we estimate that our development costs will encompass manufacturing/scale up costs and the cost of our preclinical program noted as FDA/CRO expenses above.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending April 30, 2008

Off-Balance Sheet Arrangements

As of April 30, 2007, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

As of April 30, 2007, we had 2 employees consisting of Garth Likes as our president and chief executive officer and Professor Christian Petzelt as our chief science officer. We plan to hire additional consultants and employees when circumstances warrant.

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

Since inception through April 30, 2007, we have a net loss of $207,341. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

ITEM 3.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and president (also our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of April 30, 2007, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and president (also our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and president (also our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description

3.1(2)	Articles of Incorporation

3.2(1)	Bylaws

10.1(3)	Asset Purchase Agreement dated February 1, 2007 with Christian Petzelt

10.2(4)	Asset Purchase Agreement dated April 10, 2007 with Bioxen Ltd.

10.3(5)	Consulting Agreement dated February 15, 2007 with Christian Petzelt

10.4(5)	Consulting Agreement dated February 15, 2007 with Bioxen Ltd.

10.5(5)	Consulting Agreement dated February 15, 2007 with Garth Likes

10.6(5)	Consulting Agreement dated February 15, 2007 with Syngar Management

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1) Incorporated by reference from our Registration Statement on Form SB-2 filed on May 5, 2005

(2) Incorporated by reference from our Registration Statement on Form SB-2/a filed on July 29, 2005

(3) Incorporated by reference from our Form 8-K Current Report filed on February 5, 2007

(4) Incorporated by reference from our Form 8-K Current Report filed on April 13, 2007

(5) Incorporated by reference from our Form 10-KSB filed on May 1, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPLASIN BIOMEDICAL LTD.

By: /s/ Garth Likes

Garth Likes

Chief Executive Officer, President and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: June 14, 2007