Form 10QSB
period 2007-07-31
CYPLASIN BIOMEDICAL LTD.
filed 2007-09-14
CIK 1327238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

The number of shares outstanding of the issuer's common stock as of September 10, 2007 was 38,984,000

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CYPLASIN BIOMEDICAL, LTD.

(formerly Glass Wave Enterprises, Inc.)

(A Development Stage Company)

July 31, 2007

(Unaudited)

Index

Consolidated Balance Sheets	F–1
Consolidated Statements of Operations	F–2
Consolidated Statements of Cash Flows	F–3
Notes to the Consolidated Financial Statements	F–4 – F-5

CYPLASIN BIOMEDICAL, LTD.

(formerly Glass Wave Enterprises, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS
	July 31, 2007 $	January 31, 2007 $
	(Unaudited)	(Audited)

Current Assets

Cash	835,678	149,159
Accounts receivable	6,042	38,667
Inventory	–	188,029

Total Current Assets	841,720	375,855

Equipment, net	1,060	1,981
Patent (Note 2)	101	–

Total Assets	842,881	377,836

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	12,225	67,765
Accrued liabilities	7,968	19,116
Due to related party	–	218,515
Income taxes payable	–	7,613

Total Current Liabilities	20,193	313,009

Contingency (Note 1)

Stockholders’ Equity

Common stock Authorized: 465,000,000 shares, par value $0.001 Issued and outstanding: 39,584,000 shares (January 31, 2007 – 70,804,000)	39,584	11,420

Additional paid-in capital	1,117,018	45,181

Accumulated other comprehensive income (loss)	34,011	(168)

Retained earnings (deficit) accumulated from discontinued operations	(38,950)	8,394

Deficit accumulated during the development stage	(328,975)	–

Total Stockholders’ Equity	822,688	64,827

Total Liabilities and Stockholders’ Equity	842,881	377,836

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.

(formerly Glass Wave Enterprises, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Accumulated From November 25, 2004 (Date of Inception) to July 31, 2007 $	Six Months Ended July 31, 2007 $	Six Months Ended July 31, 2006 $	Three Months Ended July 31, 2007 $	Three Months Ended July 31, 2006 $

Operating Expenses

Consulting	124,124	111,624	–	63,052	–
General and administrative	79,419	76,594	1,764	52,080	1,410
Research and development	115,200	115,200	–	44,795	–
Travel	10,232	10,232	–	657	–

Net Loss Before Discontinued Operations	(328,975)	(313,650)	(1,764)	(160,584)	(1,410)

Discontinued operations (Note 2)	(38,950)	(62,669)	35,048	–	14,969

Net Income (Loss)	(367,925)	(376,319)	33,284	(160,584)	13,559

Loss Per Share – Basic and Diluted		(0.01)	0.00	(0.00)	0.00

Weighted Average Shares Outstanding – Basic and Diluted		44,633,878	72,106,000	44,633,878	72,106,000

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.

(formerly Glass Wave Enterprises, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Accumulated From November 25, 2004 (Date of Inception) To July 31, 2007 $	Six Months Ended July 31, 2007 $	Six Months Ended July 31, 2006 $

Cash Flows From Operating Activities

Net income (loss)	(367,925)	(376,319)	33,284

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	2,542	69	626

Changes in operating assets and liabilities:

Accounts receivable	(46,875)	(8,028)	29,621
Prepaid expenses	–	–	7,024
Inventory	(175,979)	12,050	(24,445)
Accounts payable	75,485	7,720	(3,729)
Accrued liabilities	16,044	(3,072)	(15,614)
Income taxes payable	8,931	1,318	18,638
Due to related party	193,141	(25,374)	48,820

Net Cash Used in Continuing Operations Discontinued operations	(294,636) (54,507)	(391,816) (54,507)	94,223 –

Net Cash Provided by (Used in) Operating Activities	(349,143)	(446,323)	94,223
Cash Flows From Investing Activities

Acquisition of equipment	(5,583)	(1,129)	–
Acquisition of patent	(100)	(100)	–
Acquisition of investments	–	–	8,780
Net cash acquired in recapitalization	–	–	–

Net Cash Provided by (Used in) Investing Activities	(5,683)	(1,229)	8,780

Cash Flows From Financing Activities

Issuance of common stock	1,157,651	1,100,000	–
Consideration paid for share cancellation	(1,050)	–	–

Net Cash Provided By Financing Activities	1,156,601	1,100,000	–

Effect of Exchange Rate Changes	33,903	34,071	528

Increase in Cash	835,678	686,519	103,531

Cash– Beginning	–	149,159	65,425

Cash– Ending	835,678	835,678	168,956

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	5,635	–	4,850

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.

(formerly Glass Wave Enterprises, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

July 31, 2007

1.	Going Concern

The Company is in the development stage and has not yet realized any revenues from its planned operations. Previously, it had generated or sustained significant revenues (Note 2). These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at July 31, 2007, the Company has working capital of $821,527 and has incurred losses of $367,925 since inception. These financial statements do not include any adjustment to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB as at January 31, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended July 31, 2007, are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

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

$16,800,000

In connection with the closing of the Agreement, the Company was obligated to cancel 53,320,000 post-split shares of its common stock held by the former directors of the Company, who resigned in accordance with the Agreement. The Company was also obligated to complete a private placement of 1,100,000 post-split units at $1.00 per unit. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.25 per warrant share for a period of twenty-four months.

On completion of the Agreement and effective February 15, 2007, the Company sold all of its interests in its wholly-owned subsidiary, Astro Nutrition Inc. (“Astro”), to the former president of the Company. Accordingly, the Company commenced the business of development of cancer treatment technology and will no longer conduct operations related to the sale of vitamins and mineral supplements via the internet.

F–4

CYPLASIN BIOMEDICAL, LTD.

(formerly Glass Wave Enterprises, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

July 31, 2007

2.	Restructuring Agreement (continued)

The results of discontinued operations of Astro are summarized as follows:

	Three Months Ended July 31, 2007 $	Three Months Ended July 31, 2006 $	Six Months Ended July 31, 2007 $	Six Months Ended July 31, 2006 $	Accumulated From November 25, 2004 (Date of Inception) to July 31, 2007 $

Revenue	-	337,265	72,795	601,646	2,232,422
Cost of goods sold	-	147,819	28,116	278,047	971,233
	-	189,446	44,679	323,599	1,261,199
Expenses	-	165,892	40,392	266,189	1,222,325
Net Operating Income	-	23,554	4,287	57,410	38,874
Investment Income and Other	-	469	-	618	1,944
Net Income Before Income Taxes	-	24,023	4,287	58,028	40,818
Income Taxes	-	9,054	1,470	22,980	14,282
Net Income	-	14,969	2,817	35,048	26,536
Loss on disposal	-	-	(65,486)	-	(65,486)
Loss from Discontinued Operations	-	14,969	(62,669)	35,048	(38,950)

The Company realized a gain on the proposed disposal of Astro, equal to the carrying value of the assets and liabilities disposed of as of February 15, 2007:

Assets	$ 336,632
Liabilities	(310,541)
Amounts Astro owed to Glass Wave Enterprises	79,049
Amounts owned to related parties	(40,100)
Investment in Astro Nutrition	1
Comprehensive loss	445

$ 65,486

The results of operations and cash flows of Astro for the period from February 1, 2007 to February 15, 2007 have been reported on a discontinued operations basis.

3.	Stock Options

The Company records stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

On May 11, 2007 the Company adopted a Stock Option Plan and granted 890,000 stock options to officers, employees and consultants, at $0.76 per share. The term of these options is five years and the options vest at a rate of 20% at each of the following dates: November 10, 2007, May 10, 2008, November 10, 2008, May 10, 2009 and November 10, 2009. The fair value of these options at the date of grant was estimated to be $550,465 using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 6.25%, a dividend yield of 0%, and expected volatility of 110%. As of July 31, 2007, no stock options have vested, and accordingly, no stock-based compensation has been recognized.

F–5

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

As of July 31, 2007, our company had working capital of $821,527 compared to a working capital as of April 30, 2007 of $349,278. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Manufacturing / Scale up		$900,000
Research and Development	$
General and Administrative		$640,000
Patent Maintenance		$60,000
Employee and Consultant Compensation		$528,150
FDA / CRO Planning Stage		$675,000
Business Development and Travel Expenses		$60,000
Total		$2,863,150

Liquidity and Capital Resources

We had cash of $835,678 as of July 31, 2007 compared to cash of $168,956 as of July 31, 2006. We had a working capital of $821,527 as of July 31, 2007 compared to a working capital of $210,393 as of July 31, 2006.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending July 31, 2008.

Off-Balance Sheet Arrangements

As of July 31, 2007, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

As of July 31, 2007, we had 2 employees consisting of Garth Likes as our president and chief executive officer and Professor Christian Petzelt as our chief science officer. We plan to hire additional consultants and employees when circumstances warrant.

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

Since inception through July 31, 2007, we have a net loss of $367,925. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

As of July 31, 2007, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and president (also our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and president (also our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 11, 2007, we granted stock options to certain employees and directors for the option to purchase an aggregate of 890,000 shares of our common stock at an exercise price of $0.76 per share, exercisable until May 10, 2012. The options are subject to vesting provisions as set forth in the stock option agreements dated May 11 ,2007. We issued the securities to non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description

3.1(2)	Articles of Incorporation

3.2(1)	Bylaws

10.1(3)	Asset Purchase Agreement dated February 1, 2007 with Christian Petzelt

10.2(4)	Asset Purchase Agreement dated April 10, 2007 with Bioxen Ltd.

10.3(5)	Consulting Agreement dated February 15, 2007 with Christian Petzelt

10.4(5)	Consulting Agreement dated February 15, 2007 with Bioxen Ltd.

10.5(5)	Consulting Agreement dated February 15, 2007 with Garth Likes

10.6(5)	Consulting Agreement dated February 15, 2007 with Syngar Management

10.7(6)	Form of Stock Option Agreement

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6) Incorporated by reference from our Form 8-K Current Report filed on July 3, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPLASIN BIOMEDICAL LTD.

By: /s/ Garth Likes

Garth Likes

Chief Executive Officer, President and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: September 13, 2007

CW1412740.1