Form 10QSB
period 2007-10-31
CYPLASIN BIOMEDICAL LTD.
filed 2007-12-17
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended October 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock as of December 11, 2007 was 38,984,000.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying interim balance sheets of Cyplasin Biomedical Ltd. at October 31, 2007 and the interim statement of operations and interim statement of cash flow for the three and nine months ended October 31, 2007 and 2006 have been prepared by our management in conformity with United States accounting principles generally accepted.

It is the opinion of management that the interim financial statements for the quarter ended October 31, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

2

CYPLASIN BIOMEDICAL, LTD.

(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)

October 31, 2007
(Unaudited)

CYPLASIN BIOMEDICAL, LTD.

(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	October 31,	January 31,
	2007	2007
ASSETS	$	$
	(Unaudited)	(Audited)

Current Assets
Cash	666,137	149,159
Receivables	9,800	38,667
Prepaids	40,135	–
Inventory	–	188,029
Total Current Assets	716,072	375,855
Equipment, net	1,802	1,981
Patent (Note 2)	101	–
Total Assets	717,975	377,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	7,838	67,765
Accrued liabilities	8,997	19,116
Due to related party	–	218,515
Income taxes payable	–	7,613
Total Current Liabilities	16,835	313,009

Contingency (Note 1)

Stockholders’ Equity
Common stock
Authorized: 465,000,000 shares, par value $0.001
Issued and outstanding: 39,584,000 shares (January 31, 2007 –
70,804,000)	39,584	11,420
Additional paid-in capital	1,117,018	45,181
Accumulated other comprehensive income (loss)	131,811	(168)
Retained earnings (deficit) accumulated from discontinued
operations	(38,950)	8,394
Deficit accumulated during the development stage	(548,323)	–
Total Stockholders’ Equity	701,140	64,827
Total Liabilities and Stockholders’ Equity	717,975	377,836

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.

(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Accumulated From
	November 25,
	2004	Nine	Nine	Three	Three
	(Date of Inception)	Months	Months	Months	Months
	to	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Operating Expenses

Consulting	190,348	177,848	–	66,224	–
General and administrative	134,066	131,241	1,824	54,647	60
Research and development	200,630	200,630	–	85,430	–
Travel	23,279	23,279	–	13,047	–

Net Loss Before Discontinued Operations	(548,323)	(532,998)	(1,824)	(219,348)	(60)

Discontinued Operations (Note 2)	(38,950)	(62,669)	69,507	–	34,459
Net Income (Loss)	(587,273)	(595,667)	67,683	(219,348)	34,399

Income (Loss) Per Share – Basic and Diluted		(0.01)	0.00	(0.00)	0.00

Weighted Average Shares Outstanding – Basic
and Diluted		32,904,822	72,106,000	39,584,000	72,106,000

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.

(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated
	From
	November 25,
	2004	Nine	Nine
	(Date of Inception)	Months	Months
	To	Ended	Ended
	October 31,	October 31,	October 31,
	2007	2007	2006
	$	$	$

Cash Flows From Operating Activities

Net income (loss)	(587,273)	(595,667)	67,683

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Depreciation	2,583	110	939

Changes in operating assets and liabilities:

Receivables	(50,633)	(11,966)	26,161
Prepaid expenses	(40,135)	(40,135)	7,022
Inventory	(175,979)	12,050	(161,061)
Accounts payable	71,098	3,333	11,505
Accrued liabilities	17,073	(2,043)	(15,530)
Income taxes payable	8,931	1,318	39,611
Due to related party	193,141	(25,374)	53,549

Net Cash Used in Continuing Operations	(561,194)	(658,374)	29,879
Discontinued operations	(54,507)	(54,507)	–

Net Cash Provided by (Used in) Operating Activities	(615,701)	(712,881)	29,879
Cash Flows From Investing Activities

Acquisition of equipment	(6,366)	(1,912)	–
Acquisition of patent	(101)	(101)	–
Acquisition of investments	–	–	8,780

Net Cash Provided by (Used in) Investing Activities	(6,467)	(2,013)	8,780

Cash Flows From Financing Activities

Issuance of common stock	1,157,652	1,100,001	–
Consideration paid for share cancellation	(1,050)	–	–

Net Cash Provided By Financing Activities	1,156,602	1,100,001	–

Effect of Exchange Rate Changes	131,703	131,871	1,400

Increase in Cash	666,137	516,978	40,059

Cash– Beginning	–	149,159	65,425

Cash– Ending	666,137	666,137	105,484

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	5,635	–	4,850

The accompanying notes are an integral part of these consolidated financial statements.

1.	Going Concern

The Company is in the development stage and has not yet realized any revenues from its planned operations. Previously, it had generated or sustained significant revenues (Note 2). These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at October 31, 2007, the Company has working capital of $699,237 and has incurred losses of $587,273 since inception. These financial statements do not include any adjustment to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB as at January 31, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended October 31, 2007, are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

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

F–4

2.	Restructuring Agreement (continued)

The results of discontinued operations of Astro are summarized as follows:

					Accumulated From
	Three Months	Three Months	Nine Months	Nine Months	November 25, 2004
	Ended	Ended	Ended	Ended	(Date of Inception)
	October 31,	October 31,	October 31,	October 31,	to October 31,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue	-	347,691	72,795	949,337	2,232,422
Cost of goods sold	-	142,828	28,116	420,875	971,233
	-	204,863	44,679	528,462	1,261,199
Expenses	-	150,298	40,392	416,487	1,222,325
Net Operating Income	-	54,565	4,287	111,975	38,874
Investment Income and Other	-	703	-	1,321	1,944
Net Income Before Income Taxes	-	55,268	4,287	113,296	40,818
Income Taxes	-	20,809	1,470	43,789	14,282
Net Income	-	34,459	2,817	69,507	26,536
Income (Loss) on disposal	-	-	(65,486)	-	(65,486)
Loss from Discontinued
Operations	-	34,459	(62,669)	69,507	(38,950)

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

On May 11, 2007 the Company adopted a Stock Option Plan and granted 890,000 stock options to officers, employees and consultants, at $0.76 per share. The term of these options is five years and the options vest at a rate of 20% at each of the following dates: November 10, 2007, May 10, 2008, November 10, 2008, May 10, 2009 and November 10, 2009. The fair value of these options at the date of grant was estimated to be $575,656 using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 4.75%, a dividend yield of 0%, and expected volatility of 123.31%. As of October 31, 2007, no stock options have vested, and accordingly, no stock-based compensation has been recorded.

F–5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", " plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our" and "Cyplasin" means Cyplasin Biomedical Ltd.

OVERVIEW

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on May 12, 2004 under the name Glass Wave Enterprises, Inc. Effective February 16, 2007, we changed our name to Cyplasin Biomedical Ltd. and effected a six point two (6.2) for one forward stock split of our authorized, issued and outstanding common stock. Following our incorporation, we commenced the business, through our wholly-owned subsidiary, Astro Nutrition Inc., as a reseller of health products and herbal remedies. We targeted the market of health food supplements and herbal remedies by catering mainly to the European and Asian markets. We disposed of our former wholly-owned subsidiary, Astro Nutrition Inc. during our quarter July 31, 2007.

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

On February 1, 2007, we entered into an asset purchase agreement dated February 1, 2007 with Christian Petzelt. The asset purchase agreement contemplated our company acquiring certain intellectual property pertaining to cancer treatments, specifically protein molecules, for potential applications in treating various cancers in exchange for the issuance by our company of 21,000,000 shares of our common stock on a post six point two (6.2) for one forward basis. The closing of the transactions contemplated in the asset purchase agreement and the acquisition of such intellectual property occurred on February 15, 2007. In connection with the closing of the asset purchase agreement, we cancelled 53,320,000 post-split shares of our common stock held by Chester Ku, the former president, secretary, treasurer and a director of our company, and Bianca Knop, the former vice president and a director of our company, and issued 500,000 post-split shares of our common stock pursuant to the closing of a private placement. As at the closing date, Christian Petzelt held approximately 53.9% of the issued and outstanding shares of common stock of our company.

On April 10, 2007, we entered into an asset purchase agreement with Bioxen Ltd. to acquire certain intellectual property. The closing of the transactions contemplated in the asset purchase agreement and the acquisition of the intellectual property occurred on April 10, 2007. In accordance with the closing of the asset purchase agreement, we paid $100 to Bioxen Ltd. in exchange for the acquisition by our company of such intellectual property.

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

Subsequent research into the cyplasin protein structure has allowed us to manufacture the protein in the laboratory and develop procedures for the scale up in large-scale manufacturing processes as the discovery is commercialized. Patents have been filed for these various processes and we anticipate them to be issued shortly. It is our intention to continue to create a strong patent or IP portfolio as we move along with the further development of the protein for our current and future applications.

We have secured the required funding to initiate our preclinical program for Cyplasin-SC™. In addition, our company has also attracted or put into place the required management, board members and scientific advisory members that are the other success components for the overall development of the products within our company. Prior to the asset being vended into our company there has been spent approximately $1.8 million on research and development related activities. These expenditures have moved the development of the protein molecule from the discovery and proof of concept stage whereupon our company will move the protein forward into the present preclinical and then into subsequent clinical development.

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

As of October 31, 2007, our company had working capital of $699,237 compared to a working capital as of April 30, 2007 of $349,278. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Manufacturing / Scale up		$900,000
Research and Development	$
General and Administrative		$640,000
Patent Maintenance		$60,000
Employee and Consultant Compensation		$528,150
FDA / CRO Planning Stage		$675,000
Business Development and Travel Expenses		$60,000
Total		$2,863,150

Liquidity and Capital Resources

We had cash of $666,137 as of October 31, 2007 compared to cash of $105,484 as of October 31, 2006. We had a working capital of $699,237 as of October 31, 2007 compared to a working capital of $134,780 as of October 31, 2006.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending October 31, 2008.

Off-Balance Sheet Arrangements

As of October 31, 2007, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

As of October 31, 2007, we had 2 employees consisting of Garth Likes as our president and chief executive officer and Professor Christian Petzelt as our chief science officer. We plan to hire additional consultants and employees when circumstances warrant.

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

  support our planned growth and carry out our business plan;

  continue scientific progress in our research and development programs;

  address costs and timing of conducting clinical trials and seek regulatory approvals and patent prosecutions;

  address competing technological and market developments;

  establish additional collaborative relationships; and

  market and develop our technologies.

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

Since inception through October 31, 2007, we have a net loss of $587,273. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer (our president) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of October 31, 2007, the end of the nine month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: December 17, 2007