Form 10KSB
period 2008-01-31
CYPLASIN BIOMEDICAL LTD.
filed 2008-04-30
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________, to _____________

Commission file number 000-52057

CYPLASIN BIOMEDICAL LTD.
(Name of small business issuer in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

9650 - 20 Avenue, Edmonton, Alberta
Canada	T6N 1G1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 780.469.2975

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and on-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price, as of a specified date within the past 60 days.

34,894,000 common shares @ 0.325 (1) = $11,340,550
(1) Average of bid and ask closing prices on April 23, 2008.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

39,584,000shares of common stock issued and outstanding as of April 22, 2008.

ii

iii

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this annual report, the terms “we”, “us” and “our company” mean Cyplasin Biomedical Ltd. a Nevada corporation, unless otherwise indicated.

Business Development During the Last Three Years

We were incorporated pursuant to the laws of the State of Nevada on May 12, 2004 under the name Glass Wave Enterprises, Inc. Effective February 16, 2007, we changed our name to Cyplasin Biomedical Ltd. and effected a six point two (6.2) for one forward stock split of our authorized, issued and outstanding common stock. Following our incorporation, we commenced the business, through our wholly-owned subsidiary, Astro Nutrition Inc., as a reseller of health products and herbal remedies. We targeted the market of health food supplements and herbal remedies by catering mainly to the European and Asian markets. We disposed of our former wholly-owned subsidiary, Astro Nutrition Inc. during our quarter April 30, 2007.

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

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

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

We have secured the required funding to initiate our preclinical program for Cyplasin-SC™. In addition, our company has also attracted or put into place the required management, board members and scientific advisory members that are the other success components for the overall development of the products within our company. Prior to the asset being vended into our company there has been spent approximately $1.8 million on research and development related activities. These expenditures allowed for the development of the protein molecule from the discovery and proof of concept stage. Cyplasin Biomedical Inc. (the Company) will further develop the protein forward into the present preclinical development stages and then into subsequent human clinical trial development.

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

Market

Cyplasin Biomedical Ltd. is focused on bringing a pipeline of Cyplasin™ based products to market to treat cancer. Cyplasin Biomedical’s current mission is to first develop Cyplasin-SC™ for skin cancers and melanoma and then evaluate its use for other cancers. Cyplasin Biomedical Ltd. is advancing its pre-clinical program in order to submit an Investigational New Drug (IND) application for Cyplasin-SC™, which upon successful approval would allow the initiation of human clinical trials with the eventual filing with the FDA of a New Drug Application (NDA)

The cancer therapy market is one of the fastest growing drug sectors, accounting for over one-third of all pharmaceutical sales worldwide. Oncology drug sales by 2009 are expected to reach $55 billion compared to the $30 billion in 2004. Incidence of skin cancer and melanoma are increasing worldwide with the market expected to continue to grow to over $600 million by 2009.

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

During our fiscal year ended January 31, 2008 we expended $530,016 on research and development costs, compared to $Nil during the fiscal year ended January 31, 2007

Intellectual property

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

We currently have the rights to the following patents in the US and in Europe with other territories having been filed and awaiting issuance:

patent, which describes a “Protein having an anti-tumoral effect,” has been granted as defined below:

US Patent No. 6,171,818 B1 was issued January 9, 2001

European Patent EP 0 858 465 was issued January 29, 2003

A second patent entitled “Cytotoxic Cyplasin of the Sea Hare, Aplysia punctata, cDNA Cloning and Expression of Bioreactive Recombinants” with US-Application No. 10/501,098 and European Application No 02019 914.7-1521 has been granted in the United States. The patent claims cover the production and manufacturing by mammalian cells of a cytotoxic recombinant protein Cyplasin, and its use to treat cancer:

US Patent No. 7,271,242 B2 was issued September 18, 2007

Applications for these patents have been filed in all relevant countries on a worldwide basis and are expected to be issued as they are processed in due course.

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

Our success will also depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. While we have conducted freedom of use patent searches no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technologies or subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology.

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

Employees

At this time, our company has no employees.

Customers

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

The products and technologies that we are currently researching and developing will require regulatory approval by governmental agencies prior to commercialization. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of therapeutic products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining regulatory approval, could have a material adverse effect on our business.

FDA Approval

The Food and Drug Administration (FDA) sets out guidelines for clinical trials which are conducted in order to obtain FDA approval. Clinical trials are required to find safe and effective treatments to improve health. All clinical trials are based on a protocol which is a study plan that describes the type of people who may participate in the trial, the schedule of tests and procedures, and the length of the study. The stages required in order to develop a new therapeutic drug for approval by the FDA involve the following steps:

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

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

  address competing technological and market developments; and

  establish additional collaborative relationships.

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

Since inception through January 31, 2008, we have a net loss of $856,380. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Edmonton, Alberta, Canada. Outside the United States, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, a majority of our directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

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

Item 2. Description of Property.

As per our Business Plan and under our direct supervision we are outsourcing our entire research and development, preclinical and manufacturing activities to competent third party Clinical Research Organizations and other arms length parties.

Consequently we do not own any real property. Our principal business offices are located at Unit 131 Advanced Technology Center, 9650 - 20th Avenue NW, Edmonton, Alberta Canada. We lease approximately 500 sq. feet at a cost of $193.75 per month for our use of these premises. We believe that our current lease arrangements provide adequate pace for our foreseeable future needs.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our shares of common stock were initially approved for quotation on the OTCBB under the name “Glass Wave Enterprises, Inc.” under the symbol, “GWEI” on October 24, 2006. Effective February 16, 2007, we changed our name to “Cyplasin Biomedical Ltd.” and our trading symbol was changed to “CYPL”. The following quotations obtained from Stockwatch reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our shares of common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
January 31, 2008	$1.54	$0.62
October 31, 2007	$1.45	$0.55
July 31, 2007	$1.95	$0.75
April 30, 2007	$2.25	$0.32
January 31, 2007	$40.00	$0.32
October 31, 2006	N/A	N/A
July 31, 2006	N/A	N/A
April 30, 2006	N/A	N/A
January 31, 2006	N/A	N/A

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Pacific Stock Transfer Company, Suite 240, 500 E. Warm Springs Road, Las Vegas, Nevada 89119 (Telephone: 702.361.3303; Facsimile: 702. 433.1979) .

On April 22, 2008, the list of stockholders for our shares of common stock showed 15 registered stockholders and 39,584,000 shares of common stock outstanding.

Securities Authorized For Issuance Under Equity Compensation Plans

On March 31, 2007 our board of directors approved our 2007 stock option plan. Under the 2007 stock option plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 3,000,000 shares of our common stock. As at January 31, 2008, there were 2,110,000 shares of our common stock still available for future grant under the plan.

The following table summarizes certain information regarding our equity compensation plan as at April 22, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders	N/A	$ N/A	N/A
Equity compensation plans not approved by security holders	890,000	0.65	2,110,000
Total	890,000	$ 0.65	2,110,000

Dividends

We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our shares of common stock other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

In connection with the closing of the asset purchase agreement on February 15, 2007, our company issued 21,000,000 post-split shares of our common stock to Christian Petzelt. We issued the common shares in an offshore transaction in reliance upon Regulation S and/or Section 4(2) of the Securities Act of 1933 to non-U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933).

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended January 31, 2008.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following is a discussion and analysis of our plan of operation for the next year ended January 31, 2009, and the factors that could affect our future financial condition and plan of operation.

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

Plan of Operation and cash requirements

We have not generated any revenues from our technologies to date. We are a development stage company and we anticipate that we will require significant time and financing before our technologies are developed to a marketable state.

As of January 31, 2008, our company had working capital of $429,401. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Manufacturing / Scale up	$600,000
Research and Development	$750,000

General and Administrative	$250,000
Patent Maintenance	$80,000
Employee and Consultant Compensation	$135,000
PreClinical Toxicology / CRO Planning Stage	$200,000
Business Development and Travel Expenses	$40,000
Total	$2,065,000

Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At January 31, 2008, we had working capital of $429,401 compared to a working capital of $62,846 as at January 31, 2007.

At January 31, 2008, our total current assets were $466,101 which consisted of cash of $437,514, receivable of $11,984 and prepaids of $16,603 compared to total current assets of $377,855 as at January 31, 2007.

At January 31, 2008, our total current liabilities were $36,700, compared to total current liabilities of $313,009 as at January 31, 2007.

For the year ended January 31, 2008, we incurred a loss of $919,049 compared to a net income of $1,369 as at January 31, 2007 and a net loss of $856,380 since incorporation. The principal components of the loss for the year ended January 31, 2007 were management fees, general and administrative and research and development.

Operating expenses for the year ended January 31, 2008 were $856,380 compared to $14,324 as at January 31, 2007.

At January 31, 2008, we had cash on hand of $437,514compared to $149,159 as at January 31, 2007.

Product Research and Development

For the next twelve months, we estimate that our research and development costs will be approximately $225,000.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending January 31, 2009.

Off-Balance Sheet Arrangements

As of January 31, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

At this time, our company has no employees.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our principal capital resources have been acquired through the subscription and issuance of common stock, although we have also used stockholder loans and advances from related parties.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for our company would be the fiscal year beginning February 1, 2008. We are currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We have not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for our company’s fiscal year beginning October 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 141 (Revised) will have on our company’s consolidated financial statements upon adoption.

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Our audited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Foreign Currency Translation

The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollar equivalents in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses.

The cumulative translation adjustment is reported as a separate component of accumulated other comprehensive income, whereas gains and losses arising from foreign currency translations are included in results of operations.

Stock-Based Compensation

The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.

Item 7. Financial Statements.

CYPLASIN BIOMEDICAL, LTD.
(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)

January 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Cyplasin Biomedical, Ltd. (formerly Glass Wave Enterprises, Inc.)
(a development stage company):

We have audited the accompanying consolidated balance sheets of Cyplasin Biomedical, Ltd. (formerly Glass Wave Enterprises, Inc.) as of January 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from February 15, 2007 (date of reporting as a development stage company) to January 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from February 15, 2007 (date of reporting as a development stage company) to January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
April 4, 2008

CYPLASIN BIOMEDICAL, LTD.
(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	January 31,
	2008	2007
ASSETS	$	$

Current Assets
Cash	437,514	149,159
Receivables	11,984	38,667
Prepaids	16,603	–
Inventory	–	188,029
Total Current Assets	466,101	375,855
Equipment (Note 3)	1,747	1,981
Patent (Note 4 and 5)	101	–
Total Assets	467,949	377,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	36,700	86,881
Due to related party (Note 6)	–	218,515
Income taxes payable	–	7,613
Total Current Liabilities	36,700	313,009

Contingency (Note 1)
Commitments (Note 6)
Stockholders’ Equity
Common stock
Authorized: 465,000,000 shares, par value $0.001
Issued and outstanding: 39,584,000 shares (January 31, 2007 –
70,804,000) (Note 7)	39,584	70,804
Additional paid-in capital	1,232,149	(14,203)
Accumulated other comprehensive income (loss)	70,171	(168)
Retained earnings (deficit)	(54,275)	8,394
Deficit accumulated during the development stage	(856,380)	–
Total Stockholders’ Equity	431,249	64,827
Total Liabilities and Stockholders’ Equity	467,949	377,836

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

	Accumulated From
	February 15, 2007
	(date of reporting
	as a development
	stage company)	Year	Year
	to	Ended	Ended
	January 31,	January 31,	January 31,
	2008	2008	2007
	$	$	$

Operating Expenses

Consulting	–	–	12,500
General and administrative (Note 6 and 9)	255,007	255,007	1,624
Management fees (Note 6 and 9)	71,357	71,357	–
Research and development (Note 6 and 9)	530,016	530,016	–

Net Loss Before Discontinued Operations	(856,380)	(856,380)	(14,324)

Discontinued operations (Note 5)	–	(62,669)	15,693
Net Income (Loss)	(856,380)	(919,049)	1,369

Loss Per Share – Basic and Diluted		(0.02)	0.00

Weighted Average Shares Outstanding – Basic and Diluted		39,354,137	71,784,959

Comprehensive Loss
Net Income (Loss)		(919,049)	1,369
Foreign Currency Translation Adjustment		70,339	(3,483)

Total Comprehensive Income (Loss)		(848,710)	2,114

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(formerly Glass Wave Enterprises, Inc.)
(An Development Stage Company)
Consolidated Statement of Stockholders’ Equity

						Deficit
				Accumulated		accumulated
		Common	Additional	Other	Retained	during the
	Common	Stock	Paid-in	Comprehensive	earnings	development
	Stock	Amount	Capital	Income	(deficit)	stage	Total
	#	$	$	$	$	$	$
Balance, January 31, 2006	72,106,000	72,106	(14,455)	3,315	7,025	–	67,991
Common stock cancelled (Note 7)	(1,302,000)	(1,302)	252	–	–	–	(1,050)
Foreign currency translation	–	–	–	(3,483)	–	–	(3,483)
Net income	–	–	–	–	1,369	–	1,369
Balance, January 31, 2007 and
February 15, 2007 (date of reporting
as a development stage company)	70,804,000	70,804	(14,203)	(168)	8,394	–	64,827
Common stock issued (Note 5)	21,000,000	21,000	(20,999)	–	–	–	1
Common stock cancelled (Note 5)	(53,320,000)	(53,320)	53,320	–	–	–	–
Private placement – February 15,
2007	500,000	500	499,500	–	–	–	500,000
Private placement – June 21, 2007	600,000	600	599,400	–	–	–	600,000
Stock-based compensation (Note 9)	–	–	115,131	–	–	–	115,131
Foreign currency translation	–	–	–	70,339	–	–	70,339
Net loss	–	–	–	–	(62,669)	(856,380)	(919,049)
Balance, January 31, 2008	39,584,000	39,584	1,232,149	70,171	(54,275)	(856,380)	431,249

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Accumulated
	From
	February 15, 2007
	(date of reporting
	as a development
	stage company)	Year	Year
	to	Ended	Ended
	January 31,	January 31,	January 31,
	2008	2008	2007
	$	$	$

Cash Flows From Operating Activities

Net income (loss)	(919,049)	(919,049)	1,369

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Depreciation	165	165	1,252
Stock-based compensation	115,131	115,131	–

Changes in operating assets and liabilities:

Receivables	(11,984)	(14,150)	39,279
Prepaid expenses	(16,603)	(16,603)	7,024
Inventory	–	12,050	(146,249)
Accounts payable and accrued liabilities	36,700	21,155	20,952
Income taxes payable	–	1,318	(276)
Due to related party	–	(25,374)	156,138

Net Cash Used in Continuing Operations	(795,640)	(825,357)	79,489
Discontinued operations	62,669	(54,615)	–

Net Cash Provided by (Used in) Operating Activities	(732,971)	(879,972)	79,489
Cash Flows From Investing Activities

Acquisition of equipment	(1,912)	(1,912)	–
Acquisition of patent	(100)	(100)	–
Acquisition of investments	–	–	8,780

Net Cash Provided by (Used in) Investing Activities	(2,012)	(2,012)	8,780

Cash Flows From Financing Activities

Issuance of common stock	1,100,000	1,100,000	–
Consideration paid for share cancellation	–	–	(1,050)

Net Cash Provided By (Used in) Financing Activities	1,100,000	1,100,000	(1,050)

Effect of Exchange Rate Changes	72,497	70,339	(3,485)

Increase in Cash	437,514	288,355	83,734
Cash– Beginning	–	149,159	65,425

Cash– Ending	437,514	437,514	149,159

Supplemental information for non-cash transactions: See Note 5.

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	4,850

The accompanying notes are an integral part of these consolidated financial statements.

Cyplasin BioMedical, Ltd.
(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008

1.	Nature of Operations

Cyplasin BioMedical, Ltd. (formerly Glass Wave Enterprises, Inc). (the “Company”) was incorporated in the State of Nevada on November 25, 2004. Effective January 31, 2005, the Company acquired all the outstanding common stock of Astro Nutrition Inc. (“Astro”), a company incorporated in the Province of British Columbia, Canada and under common control.

The Company is based in Edmonton, Alberta, Canada and its principal business was the sale of vitamins and mineral supplements via the internet. On February 1, 2007, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement’) to acquire certain intellectual property pertaining to cancer treatments (Note 5). On completion of the Asset Purchase Agreement and effective February 15, 2007, the Company sold all of its interests in Astro to the former president of the Company. As a result of the transaction, management of the Company decided to no longer conduct the business of selling vitamins and mineral supplements online and to focus on the development of acquired cancer treatment technology. Accordingly, commencing February 15, 2007, the Company began reporting as a development stage enterprise, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at January 31, 2008, the Company has working capital of $429,401 and has incurred accumulated losses of $910,655 from operations. These financial statements do not include any adjustment to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in US dollars. The Company’s fiscal year end is January 31.

	b)	Principles of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiary, Cyplasin OncoScience Inc. These financial statements also include the accounts of Astro, whose results of operations and cash flows for the period from February 1, 2007 to February 15, 2007, have been reported on a discontinued basis. All significant intercompany transactions and balances have been eliminated.

	c)	Discontinued Operations

Certain amounts have been reclassified to present the Company’s disposal of Astro as a discontinued operation. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to discontinued operations is included in Note 5 and in some instances, where appropriate, is included as a separate disclosure within the individual footnote.

	d)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. The Company’s actual results could differ from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of impairment of intangibles and long lived assets, expected tax rates for future income tax recoveries and determining the fair values of financial instruments.

Cyplasin BioMedical, Ltd.
(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008

2.	Summary of Significant Accounting Policies (continued)

	e)	Equipment

Equipment consists of computer hardware, furniture and equipment and is recorded at cost. Computer hardware and furniture and equipment are depreciated on a straight-line basis over their estimated lives of three years and five years, respectively.

	f)	Patent

The Company has adopted the provisions of SFAS No. 142, “Goodwill and Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment. The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed.

	g)	Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent of manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

	h)	Research and Development

Pursuant to SFAS No. 2 “Accounting for Research and Development Costs,” research and product development costs are expensed as incurred.

	i)	Other Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended January 31, 2008 and 2007, the only component of comprehensive income was foreign currency translation adjustments.

	j)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the consolidated financial statements during the year ended January 31, 2008.

Cyplasin BioMedical, Ltd.
(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008

2.	Summary of Significant Accounting Policies (continued)

	k)	Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. For the years presented, diluted loss per share is equal to basic loss per share as the effect of the computations are anti-dilutive.

	l)	Financial Instruments and Risk Management

The carrying value of the Company’s financial instruments, consisting of cash, receivables and accounts payable and accrued liabilities approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

	m)	Foreign Currency Translation

The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollar equivalents in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses.

The cumulative translation adjustment is reported as a separate component of accumulated other comprehensive income, whereas gains and losses arising from foreign currency translations are included in results of operations.

	n)	Stock-Based Compensation

The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which requires the compensation cost related to share- based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.

	o)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the

Cyplasin BioMedical, Ltd.
(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements continued)

nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s consolidated financial statements upon adoption.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

3.	Equipment

Equipment consisted of the following at January 31:

	2008	2007
	$	$
Computer hardware	1,670	3,609
Furniture and equipment	242	845
	1,912	4,454
Less: Accumulated depreciation	(165)	(2,473)
	1,747	1,981

The equipment held at January 31, 2007 was disposed of as of February 15, 2007 pursuant to the Asset Purchase Agreement (Note 5).

4.	Patent

On April 10, 2007, the Company entered into an asset purchase agreement with Bioxen Ltd., a company indirectly owned by a director of the Company, for the purchase of the rights, title and interest to certain intellectual property for $100. The cost of the patents was deemed to be indeterminable; therefore a nominal value has been assigned.

Cyplasin BioMedical, Ltd.
(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008

5.	Asset Purchase Agreement

Pursuant to the Asset Purchase Agreement, dated February 1, 2007, for the acquisition of intellectual property, the Company issued 21,000,000 shares of its common stock, which represented 53.9% of the capital of the Company. The former directors of the Company resigned and a new board of directors was appointed.

The cost of the intellectual property, being a patent, was deemed to be indeterminable; therefore a nominal value has been assigned. These shares were recorded at a fair value of $0.80 per share, which was allocated as follows:

Patent	$1
Additional paid – in capital	16,799,999
$16,800,000

In connection with the closing of the Asset Purchase Agreement, the Company cancelled 53,320,000 shares of its common stock held by the former directors of the Company, who resigned in accordance with the Asset Purchase Agreement. The Company was also obligated to complete a private placement (Note 7). On completion of the Asset Purchase Agreement and effective February 15, 2007, the Company sold all of its interests in its wholly-owned subsidiary, Astro, to the former president of the Company.

The results of discontinued operations of Astro are summarized as follows:

	Year	Year
	Ended	Ended
	January 31,	January 31,
	2008	2007
	$	$

Revenue	72,795	1,358,456
Expenses	(69,978)	1,342,763
Net operating income	2,817	15,693
Loss on disposal	(65,486)	-

Income (Loss) from discontinued operations	(62,669)	15,693

The Company realized a loss on the proposed disposal of Astro, equal to the carrying value of the assets and liabilities disposed of as of February 15, 2007:

Assets	$336,632
Liabilities	(310,541)
Amounts Astro owed to Glass Wave Enterprises, Inc.	79,049
Amounts owned to related parties	(40,100)
Investment in Astro	1
Comprehensive loss	445

$65,486

The results of operations and cash flows of Astro for the period from February 1, 2007 to February 15, 2007 have been reported on a discontinued basis.

Cyplasin BioMedical, Ltd.
(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008

6.	Related Party Transactions

At January 31, 2008, the Company was indebted to the former president of the Company in the amount of $Nil (2007 - $218,515), which was non-interest bearing, unsecured, and had no specified terms of repayment.

On February 15, 2007, the Company entered into the following management consulting agreements which end February 14, 2009:

(a)

A director of the Company received a monthly management consulting fee of CDN $3,000, totaling $32,536 (2007 - $Nil) for the year ended January 31, 2008, which has been recorded as research and development.

(b)

The President of the Company received a monthly management consulting fee of CDN $11,250 totaling $122,015 (2007 - $Nil) for the year ended January 31, 2008, of which $61,008 has been recorded as management fees and $61,007 as research and development.

(c)

A company indirectly owned by a director of the Company received a monthly management consulting fee of CDN $8,250 totaling $89,476 (2007 - $Nil) for the year ended January 31, 2008, which has been recorded as research and development.

During the current year, the Company paid $10,374 (2007 - $Nil) in consulting fees to directors of the Company which has been recorded as general and administrative expenses.

During the current year, the Company also acquired certain patents and intellectual property from a company indirectly owned by a director of the Company (Note 4 and 5).

All related party transactions are measured at the exchange amount which is the consideration agreed to between the related parties.

7.	Common Stock

On November 2, 2006, the Company cancelled 1,302,000 shares of common stock for total consideration of $1,050. The former president of the Company paid $1,050 to a former shareholder, and was reimbursed by the Company in April 2007.

On February 15, 2007 the Company issued 21,000,000 shares of its common stock in exchange for the acquisition of intellectual property. In connection with the closing of the Agreement, the Company cancelled 53,320,000 shares of its common stock (Note 5).

On February 15, 2007, the Company completed a private placement of 500,000 shares for gross proceeds of $500,000. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.25 per warrant share until February 15, 2009.

On June 21, 2007, the Company completed a private placement of 600,000 shares for gross proceeds of $600,000. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.25 per warrant share until June 21, 2009.

8.	Warrants

Balance, January 31, 2006 and 2007	-
Issued	1,100,000
Balance, January 31, 2008	1,100,000

The weighted average fair value of warrants granted during the year ended January 31, 2008 was $1.25.

9.	Stock Options

The following are the assumptions used for the Black-Scholes option pricing model to record the fair value of the stock options:

Cyplasin BioMedical, Ltd.
(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008

(a)	The Company calculated expected volatility for stock options and awards using historical volatility.
(b)	The Company used a 0% forfeiture rate and the Company does not consider forfeitures to be material.
(c)	The Company has not, and does not intend to, issue dividends, therefore, the dividend yield assumption is 0%
(d)

The expected term of the options is based on the simplified method, as allowed under the SAB No. 107 “Share Based Payment” and SAB No. 110. The simplified method assumes the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method, as the options qualify as “plain vanilla” options as defined by SAB No. 107.

(e)	The risk-free rate for the expected term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

On May 11, 2007 the Company adopted a stock option plan (the “Plan”) and granted 890,000 stock options to officers, employees and consultants, exercisable at $0.76 per share for a period of five years. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term. The options vest at a rate of 20% per year, commencing November 10, 2007. The fair value of these options at the date of grant was estimated to be $575,656 using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 4.75%, a dividend yield of 0%, and expected volatility of 123%.

During the year ended January 31, 2008, $115,131 in stock based compensation expense was recognized (2007 - $Nil) in relation to the vested stock options and $460,525 of total unrecognized compensation costs related to the unvested options.

During the year ended January 31, 2008, stock-based compensation expense has been allocated to the following accounts:

General and administrative	$50,451
Management fees	10,349
Research and development	54,331
Balance, January 31, 2008	$115,131

As of January 31, 2008, 890,000 options have been granted, 178,000 options have vested and no options have been exercised.

The weighted average fair value of stock options granted during the year ended January 31, 2008 was $0.65.

10.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2008	2007
Net income (loss) before income taxes per financial statements	$(919,049)	$1,369
Income tax rate	34%	34%
Income tax (recovery)	(312,477)	465
Non-deductible items	39,201	–
Valuation allowance change	273,276	–
Provision for income taxes	$–	$465

10.	Income Taxes (continued)

Cyplasin BioMedical, Ltd.
(formerly Glass Wave Enterprises, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2008

     The significant components of deferred income tax assets and liabilities at January 31, 2008 are as follows:

Net operating loss carryforward	$271,000	$4,870
Valuation allowance	(271,000)	(4,870)
Net deferred income tax asset	$–	$–

     The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry. The net increase in the valuation allowance during the year ended January 31, 2008 was $266,130.

     During the year ended January 31, 2008, the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

At January 31, 2008, the Company has net operating loss carryforwards, which expire commencing in 2028, totaling approximately $684,000. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through January 31, 2008, but believes that the provisions will not limit the availability of losses to offset future income.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

During our fiscal year ended January 31, 2008 there were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 8A. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2008, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to some deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our chief executive officer and chief financial officer in connection with the audit of our financial statements as of January 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (1), (2) and (3) above did not have an affect on our company's financial results.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when the activity level in our company increase to justifying have such positions. We will also be preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our company if personnel turn over issues within the department occur. This will greatly decrease any control and procedure issues the company may encounter in the future.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with the Audit Committee of our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of April 22, 2008, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Garth Likes	President, Chief Executive Officer and Director	54	February 15, 2007
Christian Petzelt	Chief Scientific Officer and a Director	65	February 15, 2007
Geoffrey Galley	Director	68	February 15, 2007
Lennie Ryer	Director	47	February 15, 2007
Luc Mainville	Director	44	April 23, 2007

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

Garth Likes, President, Chief Executive Officer and Director

Mr. Likes is a co-founder and the President and Chief Executive Officer of Cyplasin Biomedical Inc. Mr. Likes is also a member of the board of directors and of the Audit Committee of Lab Research Inc., a preclinical research contract research company (CRO) located in Montreal, Canada.

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

Mr. Likes graduated from the University of Alberta with a B.Sc. in Microbiology/Biochemistry. He attended the University of Calgary M.Sc, program studying medical microbiology. Mr. Likes is enrolled in the M.BA. program at the University of Phoenix. He also graduated with a Marketing Diploma from York University Toronto.

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

Scientific Advisory Board

It is recognized that in order to have the best advice possible a well rounded SAB is required. To this end the following persons have agreed to be scientific advisors:

-Prof. Lesley WILSON (UCLA Santa Barbara, USA) is a well-known molecular biologist with tremendous experience in microtubule biochemistry, and in new approaches to anti tumour drugs.

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

Board Meetings

The board of directors of our company held no formal meetings during the year ended January 31, 2007. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to Nevada Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We currently have directors’ and officers’ liability insurance.

Audit Committee and Audit Committee Financial Expert

Effective February 15, 2007, we created an audit committee and adopted an audit committee charter. On that same date we appointed Mr. Lennie Ryer, as Chairman of our Audit Committee with Mr. Mainville being the second member. All of the members of our audit committee are "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

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

Code of Ethics

Effective April 27, 2007, we adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Cyplasin Biomedical Ltd., Unit 131 Advanced Technology Centre, 9650 – 20th Avenue, NW, Edmonton, AB Canada T6N 1G1.

Corporate Governance

We currently act with five (5) directors, consisting of Garth Likes, Christian Petzelt, Geoffrey Galley, Lennie Ryer and Luc Mainville.

We have determined that Geoffrey Galley, Lennie Ryer and Luc Mainville are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2008, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Garth Likes	1(1)	2	N/A
Christian Petzelt	N/A	N/A	Yes (2)
Geoffrey Galley	N/A	N/A	Yes(2)
Luc Mainville	N/A	N/A	Yes(2)
Lennie Ryer	N/A	N/A	Yes(2)

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership.

(2)

The named officer, director or greater than 10% stockholder, as applicable, is currently in the process of obtaining EDGAR Filer Codes in order to file a Form 3 – Initial Statement of Beneficial Ownership.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

(i)	our principal executive officer;

(ii)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended January 31, 2008 who had total compensation exceeding $100,000; and

(iii)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended January 31, 2008, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Garth Likes(1) President, Chief Executive Officer and Director	2008 2007 2006	$122,015 $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$27,170 $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$149,185 $Nil N/A
Christian Petzelt(2) Chief Scientific Officer and Director	2008 2007 2006	$32,536 $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$27,170 $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$Nil $Nil N/A	$59,706 $Nil N/A

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Chester Ku(3) Former President, Secretary, Treasurer and Director	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	Garth Likes was appointed president, chief executive officer and director on February 15, 2007.

(2)	Christian Petzelt was appointed chief scientific offer and director on February 15, 2007.

(3)	Chester Ku resigned as president, secretary, treasurer and director on February 15, 2007.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Garth Likes President, Chief Executive Officer and Director	60,000	240,000	Nil	0.76	May 10, 2012	240,000	0.65	Nil	Nil
Christian Petzelt Chief Scientific Officer and Director	32,000	128,000	Nil	0.76	May 10, 2012	128,000	0.65	Nil	Nil

The options granted to Garth Likes and Christian Petzelt were granted on May 11, 2007 at an exercise price of $0.76 per share for a period of five years. The options vest over a period of 30 months on a six month period.

Stock Options and Stock Appreciation Rights

During the period from inception to January 31, 2008, we granted an aggregate of 368,000 stock options to our executive officers.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director’s fees or other cash compensation for services rendered as a director in the year ended January 31, 2008.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensat ion ($) (g)	Total ($) (j)
Geoffrey Galley	$Nil	$Nil	$23,773	$Nil	$Nil	$Nil	$23,773
Lennie Ryer	$5,187	$Nil	$22,075	$Nil	$Nil	$Nil	$27,262
Luc Mainville	$5,187	$Nil	$20,377	$Nil	$Nil	$Nil	$25,564

The options granted to Geoffrey Galley, Lennie Ryer and Luc Mainville were granted on May 11, 2007 at an exercise price of $0.76 per share for a period of five years. The options vest over a period of 30 months on a six month period.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Other than as stated below, we have no employment contracts with any of our directors or officers.

In February of 2007, we entered into a written consulting agreement with Garth Likes, our President and Chief Executive Officer. Under the terms of this agreement, we agreed to pay Mr. Likes a consulting fee of approximately $11,250 per month for a period of two years.

In February of 2007, we entered into a written consulting agreement with Professor Christian Petzelt, our Chief Scientific Officer. Under the terms of this agreement, we agreed to pay Professor Petzelt a consulting fee of approximately $3,000 per month for a period of two years. We also agreed to pay a consulting fee to a company called Bioxen Ltd., of $ 8,250 for a period of two years.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our shares of common stock as of April 22,

  by each person who is known by us to beneficially own more than 5% of our shares of common stock;
  by each of our officers and directors; and
  by all of our officers and directors as a group.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Garth Likes 9650 – 20 Avenue Edmonton, AB T6N 1G1	4,992,000(3)	12.60%
Christian Petzelt 9650 – 20 Avenue Edmonton, AB T6N 1G1	32,000(4)	0.08%
Geoffrey Galley Red Lodge, the Clsoe London, England N208PJ	28,000(5)	0.07%
Lennie Ryer Suite 3950, President-Kennedy Avenue Montreal, QC H2X 3Y8	24,000(6)	0.06%
Luc Mainville 445 Armand Frappier Blvd Laval, QC H7V 4B3	24,000(7)	0.06%
Bioxen Ltd. Nautilus House La Coru Des Casernes St. Helier, Jersey Channel Islands	15,592,500	40%
All Officers and Directors As a Group	5,110,000	12.87%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 22, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
(2) Percentage based on 39,584,000 shares of common stock outstanding on April 22, 2008.
(3) Includes 32,000 stock options which are currently exercisable or exercisable within 60 days.
(4) Includes 32,000 stock options which are currently exercisable or exercisable within 60 days.
(5) Includes 28,000 stock options which are currently exercisable or exercisable within 60 days.
(6) Includes 24,000 stock options which are currently exercisable or exercisable within 60 days.
(7) Includes 24,000 stock options which are currently exercisable or exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoters of our company are our directors and officers.

Item 13. Exhibits.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $20,000for the fiscal year ended January 31,

2008 and $20,000 for the fiscal year ended January 31, 2007. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the fiscal year ended January 31, 2008 and for the fiscal year ended January 31, 2007, the aggregate fees billed for audit and related services by Dale Matheson Carr-Hilton LaBonte LLP which are not reported under the caption “Audit Fees” above, was $15,750 and $3,500 respectively.

Tax Fees

For the fiscal year ended January 31, 2008 and for the fiscal year ended January 31, 2007, the aggregate fees billed for other non-audit professional services or preparation of corporate tax returns by Dale Matheson Carr-Hilton LaBonte LLP was $2,500 and $2,500 respectively.

We do not use Dale Matheson Carr-Hilton LaBonte LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Dale Matheson Carr-Hilton LaBonte LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson Carr-Hilton LaBonte LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of entire Board of Directors); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton LaBonte, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton LaBonte LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPLASIN BIOMEDICAL LTD.

By:	/s/ Garth Likes
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date: April 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer and
/s/ Garth Likes	Director	April 30, 2008
Garth Likes

/s/ Christian Petzelt	Chief Scientific Officer and Director	April 30, 2008
Christian Petzelt

/s/ Geoffrey Galley	Director	April 30, 2008
Geoffrey Galley

/s/ Lennie Ryer	Director	April 30, 2008
Lennie Ryer

/s/ Luc Mainville	Director	April 30, 2008
Luc Mainville