Form 10-Q
period 2008-04-30
CYPLASIN BIOMEDICAL LTD.
filed 2008-06-16
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to Commission File Number 000-52057

CYPLASIN BIOMEDICAL LTD.
Exact name of registrant as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9650 – 20 Avenue, Edmonton, Alberta, Canada	T6N 1G1
(Address of principal executive offices)	(Zip Code)

780.469.2975
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [ ] NO

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
38,984,000 common shares issued and outstanding as of June 3, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)

April 30, 2008
(Unaudited)

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

	April 30,	January 31,
	2008	2008
ASSETS	$	$
	(Unaudited)	(Audited)

Current Assets
Cash	319,483	437,514
Receivables	12,066	11,984
Prepaids	18,347	16,603
Total Current Assets	349,896	466,101
Equipment, net	1,611	1,747
Patent	101	101
Total Assets	351,608	467,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	87,558	36,700
Total Current Liabilities	87,558	36,700

Contingency (Note 1)

Stockholders’ Equity
Common stock
Authorized: 465,000,000 shares, par value $0.001
Issued and outstanding: 39,584,000 shares (January 31, 2008 –
39,584,000)	39,584	39,584
Additional paid-in capital	1,232,149	1,232,149
Accumulated other comprehensive income	68,969	70,171
Deficit	(54,275)	(54,275)
Deficit accumulated during the development stage	(1,022,377)	(856,380)
Total Stockholders’ Equity	264,050	431,249
Total Liabilities and Stockholders’ Equity	351,608	467,949

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Accumulated From
	February 15, 2007
	(Date of reporting
	as a development	Three	Three
	stage company)	Months	Months
	to	Ended	Ended
	April 30,	April 30,	April 30,
	2008	2008	2007
	$	$	$

Operating Expenses

Consulting	–	–	48,572
General and administrative	333,776	78,7696	34,089
Management fees	88,984	17,627	–
Research and development	599,617	69,601	70,405

Net Loss Before Discontinued Operations	(1,022,377)	(165,997)	(153,066)

Discontinued operations (Note 2)	–	–	(62,669)
Net Loss	(1,022,377)	(165,997)	(215,735)

Loss Per Share – Basic and Diluted		(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted		39,584,000	44,346,921

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated
	From
	February 15, 2007
	(Date of reporting
	as a development	Three	Three
	stage company)	Months	Months
	To	Ended	Ended
	April 30,	April 30,	April 30,
	2008	2008	2007
	$	$	$

Cash Flows From Operating Activities

Net loss	(1,085,046)	(165,997)	(215,734)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Depreciation	301	136	34
Stock-based compensation	115,131	–	–

Changes in operating assets and liabilities:

Accounts receivable	(12,066)	(82)	(5,443)
Prepaid expenses	(18,347)	(1,744)	–
Inventory	–	–	12,050
Accounts payable and accrued liabilities	87,558	50,858	23,841
Income taxes payable	–	–	1,318
Due to related party	–	–	(25,374)

Net Cash Used in Continuing Operations	(912,469)	(116,829)	(209,309)
Discontinued operations	62,669	–	(54,507)

Net Cash Used in Operating Activities	(849,800)	(116,829)	(263,816)
Cash Flows From Investing Activities
Acquisition of equipment	(1,912)	–	(1,129)
Acquisition of patent	(100)	–	(100)
Net Cash Used in Investing Activities	(2,012)	–	(1,229)

Cash Flows From Financing Activities

Issuance of common stock	1,100,000	–	500,000
Net Cash Provided By Financing Activities	1,100,000	–	500,000
Effect of Exchange Rate Changes	71,295	(1,202)	1,273

Change in Cash	319,483	(118,031)	236,228

Cash– Beginning	–	437,514	149,159

Cash– Ending	319,483	319,483	385,387

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

1.	Going Concern

The Company is in the development stage and has not yet realized any revenues from its planned operations. Previously, it had generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. These financial statements do not include any adjustment to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K as at January 31, 2008. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended April 30, 2008, are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

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

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2008

2.	Restructuring Agreement

The results of discontinued operations of Astro are summarized as follows:

	Accumulated
	From
	February 15,
	2007 (Date of
	reporting as a
	development
	stage company)	Three Months	Three Months
	To	Ended	Ended
	April 30,	April 30,	April 30,
	2008	2008	2007
	$	$	$

Revenue	–	–	72,795
Expenses	–	–	(69,978)
Net Operating Income	–	–	2,817
Loss on disposal	–	–	(65,486)

Loss from Discontinued Operations	–	–	(62,669)

The Company realized a gain on the disposal of Astro, equal to the carrying value of the assets and liabilities disposed of as of February 15, 2007:

Assets	$336,632
Liabilities	(310,541)
Amounts Astro owed to Glass Wave Enterprises	79,049
Amounts owned to related parties	(40,100)
Investment in Astro Nutrition	1
Comprehensive loss	445

$65,486

The results of operations and cash flows of Astro for the period from February 1, 2007 to February 15, 2007 have been reported on a discontinued basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Cyplasin” mean Cyplasin Biomedical Ltd., unless otherwise indicated.

General Overview

We were incorporated pursuant to the laws of the State of Nevada on May 12, 2004 under the name Glass Wave Enterprises, Inc. Effective February 16, 2007, we changed our name to Cyplasin Biomedical Ltd. and effected a six point two (6.2) for one forward stock split of our authorized, issued and outstanding common stock. Following our incorporation, we commenced the business, through our wholly-owned subsidiary, Astro Nutrition Inc., as a reseller of health products and herbal remedies. We targeted the market of health food supplements and herbal remedies by catering mainly to the European and Asian markets. We disposed of our former wholly-owned subsidiary, Astro Nutrition Inc. during our quarter April 30, 2008.

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

Our Current Business

As of the closing date of the asset purchase agreement on February 15, 2007, our company commenced the business of developing a novel therapeutic, recombinant protein called “Cyplasin”. The name of “Cyplasin” was coined by Professor Christian Petzelt, our company’s Chief Scientific Officer, to signify the proteins high cytotoxic potency, which was originally isolated from a marine organism known as Aplysia punctata (commonly called a “sea hare”). Professor Petzelt discovered the cyplasin protein’s selective cytotoxic effects for cancer cells in 1997 and received US patent – number 6,171,818 - on January 9, 2001 relating to a protein having anti-tumor activity, while having a DNA encoding for the same, plus having a process for the preparation of the same with application of methods for treating malignancies such as cancers with the same. On April 10, 2007, we entered in an asset purchase agreement with Bioxen Ltd., whereby we acquired a second Cyplasin patent describing a protein having anti tumor effect. We intend to further research and develop this technology.

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

Results of Operations

Three month Summary ending April 30, 2008 and 2007

		Three Months Ended
		April 30
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$165,997		$153,066
Net Loss		$165,997		$215,735

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Expenses

Our operating expenses for the three month periods ended April 30, 2008 and 2007 are outlined in the table below:

		Three Months Ended
		April 30
		2008		2007
Consulting	$	Nil		$48,572
General and administrative		$78,769		$34,089
Research and development		$69,601		$70,405
Management fees		$17,627	$	Nil

Operating expenses for the three months ended April 30, 2008, increased by 7.79% as compared to the comparative period in 2007 primarily as a result of an increase in general and administrative fees.

Equity Compensation

On March 31, 2007 our board of directors approved our 2007 stock option plan. Under the 2007 stock option plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 3,000,000 shares of our common stock. As at April 30, 2008, there were 2,110,000 shares of our common stock still available for future grant under the plan.

Liquidity and Financial Condition

Working Capital
	At April 30,	At April 30,	Percentage
	2008	2007	Increase/Decrease
Current Assets	$349,896	$388,664	(9.97%	)
Current Liabilities	$87,558	$39,386	122.30%
Working Capital	$262,338	$349,278	(24.89%	)

Cash Flows

		At April 30,	At April 30,
		2008	2007
Net Cash Used in Continuing Operations		$(116,829)	$(209,309)
Net Cash Used in Operating Activities		$(116,829)	$(263,816)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$(1,229)
Net Cash Provided by Financing Activities	$	Nil	$500,000
Effect of Exchange Rate Changes		$(1,202)	$1,273
Increase In Cash During The Period		$(118,031)	$236,228

As of April 30, 2008, our company had working capital of $262,338. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Manufacturing / Scale up	$600,000
Research and Development	$750,000
General and Administrative	$250,000
Patent Maintenance	$80,000
Employee and Consultant Compensation	$135,000
PreClinical Toxicology / CRO Planning Stage	$200,000
Business Development and Travel Expenses	$40,000
Total	$2,065,000

We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $505,000 over the next 12 months to pay for our ongoing expenses. These expenses include general and administrative, patent maintenance cost, employee and external consultant compensation and business development and travel expenses. Accordingly, we will require additional financing in order to continue operations. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Foreign Currency Translation

Our company’s functional currency is the Canadian dollar. The financial statements of our company are translated to United States dollar equivalents in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses.

The cumulative translation adjustment is reported as a separate component of accumulated other comprehensive income, whereas gains and losses arising from foreign currency translations are included in results of operations.

Stock-Based Compensation

We have adopted SFAS No. 123(R), “Share-Based Payment,” which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

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

As of April 30, 2008, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to some deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

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

Since inception through April 30, 2008, we have a net loss of $979,674..We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K
Exhibit
Number	Description

3.1(2)	Articles of Incorporation

3.2(1)	Bylaws

10.1(3)	Asset Purchase Agreement dated February 1, 2007 with Christian Petzelt

10.2(4)	Asset Purchase Agreement dated April 10, 2007 with Bioxen Ltd.

10.3(5)	Consulting Agreement dated February 15, 2007 with Christian Petzelt

10.4(5)	Consulting Agreement dated February 15, 2007 with Bioxen Ltd.

10.5(5)	Consulting Agreement dated February 15, 2007 with Garth Likes

10.6(5)	Consulting Agreement dated February 15, 2007 with Syngar Management

10.7(6)	Form of Stock Option Agreement

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
(1)	Incorporated by reference from our Registration Statement on Form SB-2 filed on May 5, 2005
(2)	Incorporated by reference from our Registration Statement on Form SB-2/a filed on July 29, 2005
(3)	Incorporated by reference from our Form 8-K Current Report filed on February 5, 2007
(4)	Incorporated by reference from our Form 8-K Current Report filed on April 13, 2007
(5)	Incorporated by reference from our Form 10-KSB filed on May 1, 2007
(6)	Incorporated by reference from our Form 8-K Current Report filed on July 3, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPLASIN BIOMEDICAL LTD.
(Registrant)

Dated: June 13, 2008	/s/ Garth Likes
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)