Form 10-Q
period 2008-07-31
CYPLASIN BIOMEDICAL LTD.
filed 2008-09-15
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-52057

CYPLASIN BIOMEDICAL LTD.
(Exact name of registrant as specified in its charter)

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
[X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 39,584,000 common shares issued and outstanding as of September 15, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

	July 31,	January 31,
	2008	2008
ASSETS	$	$
	(Unaudited)	(Audited)

Current Assets
Cash	179,014	437,514
Receivables	13,813	11,984
Prepaids	13,875	16,603
Total Current Assets	206,702	466,101
Equipment, net	1,474	1,747
Patent	101	101
Total Assets	208,277	467,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	81,151	36,700
Total Current Liabilities	81,151	36,700

Contingency (Note 1)

Stockholders’ Equity
Common stock
Authorized: 465,000,000 shares, par value $0.001
Issued and outstanding: 39,584,000 shares (January 31, 2008 –
39,584,000)	39,584	39,584
Additional paid-in capital	1,289,715	1,232,149
Accumulated other comprehensive income	66,447	70,171
Deficit	(54,275)	(54,275)
Deficit accumulated during the development stage	(1,214,345)	(856,380)
Total Stockholders’ Equity	127,126	431,249
Total Liabilities and Stockholders’ Equity	208,277	467,949

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Accumulated
	From
	February 15, 2007
	(Date of reporting
	as a development	Six	Six	Three	Three
	stage company)	Months	Months	Months	Months
	to	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Operating Expenses

Consulting	–	–	111,624	–	63,052
General and administrative	403,875	148,868	76,594	70,099	52,080
Management fees	119,012	47,655	–	30,028	–
Research and development	687,784	157,768	115,200	88,167	44,795
Travel	3,674	3,674	10,232	3,674	657

Net Loss Before Discontinued Operations	(1,214,345)	(357,965)	(313,650)	(191,968)	(160,584)

Discontinued operations	(62,669)	–	(62,669)	–	–
Net Loss	(1,277,014)	(357,965)	(376,319)	(191,968)	(160,584)

Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding –
Basic and Diluted		39,584,000	44,633,878	39,584,000	44,633,878

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated From
	February 15, 2007
	(Date of reporting as	Six	Six
	a development stage	Months	Months
	company) To	Ended	Ended
	July 31,	July 31,	July 31,
	2008	2008	2007
	$	$	$

Cash Flows From Operating Activities
Net loss	(1,277,014)	(357,965)	(376,319)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	438	273	69
Stock-based compensation	172,697	57,566	–
Changes in operating assets and liabilities:
Receivable	(13,813)	(1,829)	(8,208)
Prepaid expenses	(13,875)	2,728	–
Inventory	–	–	12,050
Accounts payable and accrued liabilities	81,151	44,451	4,648
Income taxes payable	–	–	1,318
Due to related party	–	–	(25,374)
Net Cash Used in Continuing Operations	(1,050,416)	(254,776)	(391,816)
Discontinued operations	62,669	–	(54,507)
Net Cash Used in Operating Activities	(987,747)	(254,776)	(446,323)
Cash Flows From Investing Activities
Acquisition of equipment	(1,912)	–	(1,129)
Acquisition of patent	(100)	–	(100)
Net Cash Used in Investing Activities	(2,012)	–	(1,229)
Cash Flows From Financing Activities
Issuance of common stock	1,100,000	–	1,100,000
Net Cash Provided By Financing Activities	1,100,000	–	1,100,000
Effect of Exchange Rate Changes	68,773	(3,724)	34,071
Change in Cash	179,014	(258,500)	686,519
Cash– Beginning	–	437,514	149,159
Cash– Ending	179,014	179,014	835,678

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2008

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB as at January 31, 2008. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended July 31, 2008, are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

2.	Stock Options

The following are the assumptions used for the Black-Scholes option pricings model to record the fair value of the stock options:

(a) The Company calculated expected volatility for stock options and awards using historical volatility.
(b) The Company used a 0% forfeiture rate and the Company does not consider forfeitures to be material.
(c) The Company has not, and does not intend to, issue dividends, therefore, the dividend yield assumption is 0%.
(d)

The expected term of the options is based on the simplified method, as allowed under the SAB No. 107 “Share Based Payment” and SAB No. 110. The simplified method assumes the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method, as the options quality as “plain vanilla” options as defined by SAB No. 107.

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

During the six months period ended July 31, 2008, $57,566 in stock based compensation expense was recognized (2007 - $Nil) in relation to the vested stock options and $402,959 of total unrecognized compensation costs related to the unvested options.

During the six months period ended July 31, 2008, stock-based compensation expense has been allocated to the following accounts:

General and administrative	$25,225
Management fees	5,175
Research and development	27,166
$57,566

As of July 31, 2008, 890,000 options have been granted, 267,000 options have vested and no options have been exercised.

The weighted average fair value of stock options granted during the six months period ended July 31, 2008 was $0.65.

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

We were not successful in implementing our business plan as a reseller of health products and herbal remedies. As management of our company investigated opportunities and challenges in the business of being a reseller of health products and herbal remedies, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

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

Subsequent research into the cyplasin protein structure has allowed us to manufacture the protein in the laboratory and develop a procedures for the scale up in large-scale manufacturing processes as the discovery is commercialized. Patents have been filed for these various processes and some have been issued in various jurisdictions we anticipate these to be issued in other pending countries in the future. It is our intention to continue to create a strong patent or IP portfolio as we move along with the further development of the protein for our current and future applications.

We have secured the required funding to initiate our preclinical program for Cyplasin-SC™. In addition, our company has also attracted or put into place the required management, board members and scientific advisory members that are the other success components for the overall development of the products within our company. Prior to the asset being vended into our company there has been spent approximately $1.8 million on research and development related activities. These expenditures allowed for the development of the protein molecule from the discovery and proof of concept stage. Cyplasin Biomedical Inc. (the Company) intends to further develop the protein forward into preclinical development stages and then into subsequent human clinical trial development.

Cyplasin-SC™ is currently in early preclinical development for application for skin cancer and melanoma. The finished product is to be delivered via a topical microinjection to the tumour mass. Current studies suggest Cyplasin-SC™ will either cause the death of the whole tumor, or, if used in tandem with current surgical procedures, will kill any remaining cancer cells which might metastasize or spread to other parts of the body via the blood circulation system, after the tumor has been removed by conventional surgery.

Results of Operations

Three month Summary ending July 31, 2008 and 2007

		Three Months Ended
		July 31
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$(191,968)		$(160,584)
Net Loss		$(191,968)		$(160,584)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Expenses

Our operating expenses for the three month periods ended July 31, 2008 and 2007 are outlined in the table below:

		Three Months Ended
		July 31
		2008		2007
Consulting	$	Nil		$63,052
General and administrative		$70,099		$52,080
Research and development		$88,167		$44,795
Management fees		$30,028	$	Nil
Travel		$3,674		$657

Operating expenses for the three months ended July 31, 2008, increased by 19.5% as compared to the comparative period in 2007 primarily as a result of an increase in research and development fees.

Six month Summary ending July 31, 2008 and 2007

		Six Months Ended
		July 31
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$(357,965)		$(313,650)
Net Loss		$(357,965)		$(376,319)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Expenses

Our operating expenses for the six month periods ended July 31, 2008 and 2007 are outlined in the table below:

		Six Months Ended
		July 31
		2008	2007
Consulting	$	Nil	$111,624
General and administrative		$148,868	$76,594

Research and development	$157,768		$115,200
Management fees	$47,655	$	Nil
Travel	$3,674		$10,232

Operating expenses for the six months ended July 31, 2008, increased by 14.1% as compared to the comparative period in 2007 primarily as a result of an increase in general and administrative fees.

Equity Compensation

On March 31, 2007 our board of directors approved our 2007 stock option plan. Under the 2007 stock option plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 3,000,000 shares of our common stock. As at July 31, 2008, there were 2,110,000 shares of our common stock still available for future grant under the plan.

Liquidity and Financial Condition

Working Capital
	At July 31,	At January	Percentage
	2008	31, 2008	Increase/Decrease
Current Assets	$206,702	$466,101	(55.7)%
Current Liabilities	$81,151	$36,700	54.8%
Working Capital	$125,521	$429,401	(70.8)%

Cash Flows
		At July 31,	At July 31,
		2008	2007
Net Cash Used in Continuing Operations		$(254,776)	$(391,816)
Net Cash Used in Operating Activities		$(254,776)	$(446,323)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$(1,229)
Net Cash Provided by Financing Activities	$	Nil	$1,100,000
Effect of Exchange Rate Changes		$(3,724)	$34,071
Increase In Cash During The Period		$(258,500)	$686,519

As of July 31, 2008, our company had working capital of $125,521. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
General and Administrative	$125,000
Total	$125,000

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

Future Financings

We will require additional financing in order to enable us to proceed with our product development program. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

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

Item 4T. Controls and Procedures.

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

As of July 31, 2008, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to some deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. Management believes however that while some deficiencies may exist and is in process of correcting such that in the last quarter disclosure controls and main accounting procedures were effective.

The matters involving internal controls and procedures that our company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our chief executive officer and chief financial officer in connection with the audit of our financial statements as of January 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (1), and (2) above did not have an affect on our company's financial results.

We are committed to improving our financial organization. As part of this commitment, as soon as resources permit, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when the activity level in our company increase to justifying have such positions. We will also be preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy these material weaknesses Further, management believes the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our company if personnel turn over issues within the department occur. This will greatly decrease any control and procedure issues the company may encounter in the future.

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

Since inception through July 31, 2008, we have a net loss of $1,277,014. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On May 31, 2008 Lennie Ryer resigned as a director of our company and on June 5, 2008 Luc Mainville resigned as a director of our company.

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

Dated: September 12, 2008

/s/ Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)