Form 10-Q
period 2008-10-31
CYPLASIN BIOMEDICAL LTD.
filed 2008-12-15
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.<>39,584,000 common shares issued and outstanding as of December <>, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)

October 31, 2008
(Unaudited)

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,
	2008	2008
ASSETS	$	$
	(Unaudited)	(Audited)

Current Assets
Cash	69,707	437,514
Receivables	12,150	11,984
Prepaids	15,770	16,603
Total Current Assets	97,627	466,101
Equipment, net	1,337	1,747
Patent	101	101
Total Assets	99,065	467,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	49,885	36,700
Total Current Liabilities	49,885	36,700

Contingency (Note 1)

Stockholders’ Equity
Common stock
Authorized: 465,000,000 shares, par value $0.001
Issued and outstanding: 39,584,000 shares (January 31, 2008 –
39,584,000)	39,584	39,584
Additional paid-in capital	1,347,280	1,232,149
Accumulated other comprehensive income	51,586	70,171
Deficit	(54,275)	(54,275)
Deficit accumulated during the development stage	(1,334,995)	(856,380)
Total Stockholders’ Equity	49,180	431,249
Total Liabilities and Stockholders’ Equity	99,065	467,949

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Accumulated
	From
	February 15, 2007
	(Date of reporting
	as a development	Nine	Nine	Three	Three
	stage company)	Months	Months	Months	Months
	to	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Operating Expenses

Consulting	–	–	177,848	–	66,224
General and administrative	446,353	191,346	131,241	42,478	54,647
Management fees	141,249	69,892	–	22,237	–
Research and development	741,733	211,717	200,630	53,949	85,430
Travel	5,660	5,660	23,279	1,986	13,047

Net Loss Before Discontinued Operations	(1,334,995)	(478,615)	(532,998)	(120,650)	(219,348)

Discontinued operations	–	–	(62,669)	–	–
Net Loss	(1,334,995)	(478,615)	(595,667)	(120,650)	(219,348)

Loss Per Share – Basic and Diluted		(0.01)	(0.02)	(0.00)	(0.01)

Weighted Average Shares Outstanding –
Basic and Diluted		39,584,000	32,904,822	39,584,000	39,584,000

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated From
	February 15, 2007
	(Date of reporting as	Nine	Nine
	a development stage	Months	Months
	company) To	Ended	Ended
	October 31,	October 31,	October 31,
	2008	2008	2007
	$	$	$

Cash Flows From Operating Activities
Net loss	(1,334,995)	(478,615)	(595,667)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	575	410	110
Stock-based compensation	230,262	115,131	–
Changes in operating assets and liabilities:
Receivables	(12,150)	(166)	(11,966)
Prepaid expenses	(15,770)	833	(40,135)
Inventory	–	–	12,050
Accounts payable and accrued liabilities	49,885	13,185	1,290
Income taxes payable	–	–	1,318
Due to related party	–	–	(25,374)
Net Cash Used in Continuing Operations	(1,082,193)	(349,222)	(658,374)
Discontinued operations	–	–	(54,507)
Net Cash Used in Operating Activities	(1,082,193)	(349,222)	(712,881)
Cash Flows From Investing Activities
Acquisition of equipment	(1,912)	–	(1,912)
Acquisition of patent	(100)	–	(101)
Net Cash Used in Investing Activities	(2,012)	–	(2,013)
Cash Flows From Financing Activities
Issuance of common stock	1,100,000	–	1,100,001
Net Cash Provided By Financing Activities	1,100,000	–	1,100,001
Effect of Exchange Rate Changes	53,912	(18,585)	131,871
Change in Cash	69,707	(367,807)	516,978
Cash– Beginning	–	437,514	149,159
Cash– Ending	69,707	69,707	666,137

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2008
(Unaudited)

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB as at January 31, 2008. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended October 31, 2008, are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

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

On May 11, 2007 the Company adopted a stock option plan (the “Plan”) and granted 890,000 stock options to officers, employees and consultants, exercisable at $0.76 per share for a period of five years. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term. The options vest semiannually, at a rate of 20%, commencing November 10, 2007. The fair value of these options at the date of grant was estimated to be $575,656 using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 4.75%, a dividend yield of 0%, and expected volatility of 123%.

During the nine month period ended October 31, 2008, $115,131 in stock based compensation expense was recognized (2007 - $Nil) in relation to the vested stock options and $345,394 of total unrecognized compensation costs related to the unvested options.

During the nine month period ended October 31, 2008, stock-based compensation expense has been allocated to the following accounts:

General and administrative	$50,450
Management fees	10,349
Research and development	54,332

$115,131

As of October 31, 2008, 890,000 options have been granted, 356,000 options have vested and no options have been exercised.

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Cyplasin Biomedical Ltd., unless otherwise indicated.

General Overview

We were incorporated pursuant to the laws of the State of Nevada on May 12, 2004 under the name Glass Wave Enterprises, Inc. Effective February 16, 2007, we changed our name to Cyplasin Biomedical Ltd. and effected a six point two (6.2) for one forward stock split of our authorized, issued and outstanding common stock. Following our incorporation, we commenced the business, through our wholly-owned subsidiary, Astro Nutrition Inc., as a reseller of health products and herbal remedies. We targeted the market of health food supplements and herbal remedies by catering mainly to the European and Asian markets. We disposed of our former wholly-owned subsidiary, Astro Nutrition Inc. during our quarter ended April 30, 2007.

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

Cyplasin-SC™ is currently in early preclinical development for application for skin cancer and melanoma. The finished product is to be delivered via a topical microinjection to the tumor mass. Current studies suggest Cyplasin-SC™ will either cause the death of the whole tumor, or, if used in tandem with current surgical procedures, will kill any remaining cancer cells which might metastasize or spread to other parts of the body via the blood circulation system, after the tumor has been removed by conventional surgery.

Results of Operations

Three month Summary ending October 31, 2008 and 2007

		Three Months Ended
		October 31
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$120,650		$219,348
Net Loss		$(120,650)		$(219,348)

Expenses

Our operating expenses for the three month periods ended October 31, 2008 and 2007 are outlined in the table below:

		Three Months Ended
				October 31
		2008		2007
Consulting	$	Nil		$66,224
General and administrative		$42,478		$54,647
Research and development		$53,949		$85,430
Management fees		$22,237	$	Nil
Travel		$1,986		$13,047

Operating expenses for the three months ended October 31, 2008, decreased by 45.00% as compared to the comparative period in 2007 primarily as a result of a decrease in consulting fees, a decrease in general and administrative expenses, a decrease in research and development fees and a decrease in travel expenses.

Nine month Summary ending October 31, 2008 and 2007

		Nine Months Ended
		October 31
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$478,615		$532,998
Net Loss		$(478,615)		$(595,667)

Expenses

Our operating expenses for the nine month periods ended October 31, 2008 and 2007 are outlined in the table below:

		Nine Months Ended
		October 31
		2008		2007
Consulting	$	Nil		$177,848
General and administrative		$191,346		$131,241
Research and development		$211,717		$200,630
Management fees		$69,892	$	Nil
Travel		$5,660		$23,279

Operating expenses for the nine months ended October 31, 2008, decreased by 10.20% as compared to the comparative period in 2007 primarily as a result of a decrease in consulting fees and a decrease in travel expenses.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

On March 31, 2007 our board of directors approved our 2007 stock option plan. Under the 2007 stock option plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 3,000,000 shares of our common stock. As at October 31, 2008, there were 2,110,000 shares of our common stock still available for future grant under the plan.

Liquidity and Financial Condition

Working Capital
	At October	At January	Percentage
	31, 2008	31, 2008	Increase/Decrease
Current Assets	$97,627	$466,101	(79.05)%
Current Liabilities	$49,885	$36,700	35.93%
Working Capital	$47,742	$429,401	(88.88)%

Cash Flows
		At October	At October
		31, 2008	31, 2007
Net Cash Used in Continuing Operations		$(349,222)	$(658,374)
Net Cash Provided by (Used in) Operating Activities		$(349,222)	$(712,881)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$(2,013)
Net Cash Provided by Financing Activities	$	Nil	$1,100,000
Effect of Exchange Rate Changes		$(18,585)	$131,871
Increase In Cash During The Period		$(367,807)	$516,978

As of October 31, 2008, our company had working capital of $47,742. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

As of October 31, 2008, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to some deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. Management believes however that while some deficiencies may exist and is in process of correcting such that in the last quarter financial statement disclosure and reporting controls were effective.

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

Since inception through October 31, 2008, we have a net loss of $1,334,995. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On October 1, 2008, Christian Petzelt resigned as chief scientific officer and as a director and Geoffrey Galley resigned as a director of our company

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

CYPLASIN BIOMEDICAL LTD.
(Registrant)

Dated: December 15, 2008	/s/ Garth Likes
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)