Form 10-K
period 2009-01-31
CYPLASIN BIOMEDICAL LTD.
filed 2009-05-21
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-52057

Cyplasin Biomedical Ltd.
(Exact name of registrant as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9650 – 20 Avenue, Edmonton, Alberta, Canada	T6N 1G1
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 780.469.2975

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ]     No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ]     No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [ x ]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 12, 2009 was $260,130 based on a $0.30 closing price for the common stock on May 12, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
989,600 as of May 12, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “Cyplasin” mean our company, Cyplasin Biomedical Ltd. and our wholly owned subsidiary, unless otherwise indicated.

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

On October 1, 2008, Christian Petzelt resigned as chief scientific officer and as a director and Geoffrey Galley resigned as a director of our company.

Effective December 23, 2008, we effected a forty (40) old for one (1) new reverse stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital decreases from 465,000,000 shares of common stock with a par value of $0.001 to 11,625,000 shares of common stock with a par value of $0.001and our issued and outstanding shares decrease from 39,584,000 shares of common stock to 989,600 shares of common stock.

The reverse stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on February 2, 2009 under the new stock symbol “CPBM”. Our new CUSIP number is 232664201.

On February 4, 2009, our board of directors and the holders of the majority of our outstanding shares approved an increase to our authorized number of shares of common stock from 11,625,000 shares to 100,000,000 shares with a par value of $0.001 per share. They also authorized the issuance of up to 100,000,000 shares of preferred stock, par value of $0.001 per share. These amendments have not yet become effective with the Securities and Exchange Commission.

On February 13, 2009, we entered into a letter of intent with Vancouver based Pacific Therapeutics Ltd. to effect a reverse takeover in which we would acquire 100% of Pacific Therapeutics Ltd.’s common stock to be completed on or before March 30, 2009. Due to Pacific Therapeutics Ltd.’s investors wishing to remain a private company, the letter of intent with PTL was terminated May 1, 2009.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

As of the closing date of the asset purchase agreement on February 15, 2007, our company commenced the business of developing a novel therapeutic, recombinant protein called “Cyplasin”. The name “Cyplasin” was coined by Professor Christian Petzelt, our company’s former Chief Scientific Officer, to signify the proteins high cytotoxic potency, which was originally isolated from a marine organism known as Aplysia punctata (commonly called a “sea hare”). Professor Petzelt discovered the cyplasin protein’s selective cytotoxic effects for cancer cells in 1997 and received a US patent – number 6,171,818 - on January 9, 2001 relating to a protein having anti-tumor activity, while having a DNA encoding for the same, plus having a process for the preparation of the same with application of methods for treating malignancies such as cancers with the same. On April 10, 2007, we entered in an asset purchase agreement with Bioxen Ltd., whereby we acquired a second Cyplasin patent describing a protein having anti tumor effect.

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

Subsequent research into the cyplasin protein structure has allowed us to manufacture the protein in the laboratory and develop procedures for the scale up in large-scale manufacturing processes as the discovery is commercialized. Patents have been filed for these various processes and some have been issued in various jurisdictions and we anticipate these to be issued in other pending countries in the future. It is our intention to continue to create a strong patent or IP portfolio as we move along with the further development of the protein for our current and future applications.

Prior to the asset being vended into our company an aggregate of approximately $1.8 million had been spent on research and development related activities. These expenditures allowed for the development of the protein molecule from the discovery and proof of concept stage.

We have completed the preclinical testing of Cyplasin-SC™, which is an application for skin cancer and melanoma treatment. Management is currently reviewing the results of the preclinical testing and intends to make a decision on whether to further develop the protein forward into preclinical development stages and then into subsequent human clinical trial development.

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

During our fiscal year ended January 31, 2009 we expended $272,889 on research and development costs, compared to $530,016 during the fiscal year ended January 31, 2008

Intellectual property

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

We currently have the rights to the following patents in the US and in Europe with other territories having been filed and awaiting issuance:

1.	patent, which describes a “Protein having an anti-tumoral effect,” has been granted as defined below:

US Patent No. 6,171,818 B1 was issued January 9, 2001
European Patent EP 0 858 465 was issued January 29, 2003

2.

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

Item 1A. Risk Factors

GENERAL STATEMENT ABOUT RISKS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and our business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

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

Since inception through January 31, 2009, we have a net loss of $1,487,483. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Executive Offices

Our principal business offices are located at Unit 131 Advanced Technology Center, 9650 - 20th Avenue NW, Edmonton, Alberta, Canada. We lease approximately 300 sq. feet at a cost of $193.75 per month for our use of these premises. We believe that our current lease arrangements provide adequate pace for our foreseeable future needs.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “CPBM”. The following quotations obtained from Stockwatch reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
January 31, 2009	$0.02	$0.009
October 31, 2008	$0.109	$0.01
July 31, 2008	$0.35	$0.10
April 30, 2008	$0.85	$0.35
January 31, 2008	$1.54	$0.62
October 31, 2007	$1.45	$0.55
July 31, 2007	$1.95	$0.75
April 30, 2007	$2.25	$0.32
January 31, 2007	$1.01	$0.45

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Pacific Stock Transfer Company, Suite 240, 500 E. Warm Springs Road, Las Vegas, Nevada 89119 (Telephone: 702.361.3303; Facsimile: 702. 433.1979) .

On May 12, 2009, the shareholders' list showed 18 registered shareholders and 989,600 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

On March 31, 2007 our board of directors approved our 2007 stock option plan. Under the 2007 stock option plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 3,000,000 pre-split shares of our common stock (75,000 post split shares of our common stock).

The following table summarizes certain information regarding our equity compensation plan as at January 31, 2009 (post split):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	4,000	$30.40	52,750
	4,000	$30.40	52,750

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2009.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2009.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2009 and January 31, 2008 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations

For the Year Ending January 31, 2009 and 2008

		Year Ended
		January 31
		2009		2008
Revenue	$	Nil	$	Nil

Operating Expenses		$631,103		$856,380

Net Income (Loss)		$(631,103)		$(919,049)

Expenses

Our operating expenses for our years ended January 31, 2009 and 2008 are outlined in the table below:

	Year Ended
	January 31
	2009		2008
General and administrative	$242,402		$255,007

Management fees	$101,826		$71,357

Research and development	$272,889		$530,016

Travel	$13,986	$	Nil

Operating expenses for year ended January 31, 2009, decreased by 26.31% as compared to the comparative period in 2008 primarily as a result of decreases in general and administrative expenses and research and development.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming

Equity Compensation

On March 31, 2007 our board of directors approved our 2007 stock option plan. Under the 2007 stock option plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 3,000,000 pre-split shares of our common stock (75,000 post split shares of our common stock).

Liquidity and Financial Condition

Working Capital

		At
	At	January
	January 31,	31,	Increase/
	2009	2008	Decrease
Current Assets	$49,534	$466,101	$(416,567)

Current Liabilities	$86,364	$36,700	$49,664

Working Capital (deficit)	$(36,830)	$429,401	$(466,231)

Cash Flows

		Year Ended	Year Ended
		January 31,	January 31,
		2009	2008
Net Cash Used in Operating Activities		$382,518	$879,972

Net Cash Used in Investing Activities	$	Nil	$2,012

Net Cash Provided by Financing Activities	$	Nil	$1,100,000

Increase in Cash During the Period		$(411,561)	$288,355

In the next twelve months we anticipate spending $120,000 on management fees, $150,000 on general and administrative expenses and $150,000 on research and development. Our cash on hand at January 31, 2009 was $25,953. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $420,000 over the next 12 months to pay for our ongoing operating expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Other than as described below, we presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Cash Requirements

Estimated Funding Required During the Twelve Month Period Ending January 31, 2010

Operating Expenses
Management and Consulting	$120,000
Research and Development	150,000
General and Administrative	150,000
Total Operating Expenses	$420,000

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended January 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

As a result, there will also be substantial doubt about our ability to continue as a going concern as the continuation of our business will be dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of the stockholders who will be receiving our shares in the spin off. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We intend to pursue various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of our equity securities or shareholder loans. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to further scale down or perhaps even cease operations.

As noted, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or shareholder loans. We plan to rely on shareholder loans and private placements to meet our short term cash requirements. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

Discontinued Operations

Certain amounts have been reclassified to present the Company’s disposal of Astro as a discontinued operation. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to the discontinued operations is included in Note 5 and in some instances, where appropriate, is included as a separate disclosure within the individual footnote.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. The Company’s actual results could differ from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of impairment of intangibles and long lived assets, expected tax rates for future income tax recoveries and determining the fair values of financial statements.

Equipment

Equipment consists of computer hardware, furniture and equipment and is recorded at cost. Computer hardware and furniture and equipment are depreciated on a straight-line basis over their estimated lives of three years and five years, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent of manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

Research and Development

Pursuant to SFAS No. 2 “Accounting for Research and Development Costs,” research and product development costs are expensed as incurred.

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended January 31, 2009 and 2008, the only component of comprehensive income was foreign currency translation adjustments.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 1, 2007. Previous, the Company had accounted for tax contingencies in accordance with SFAS No.5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the consolidated financial statements during the year ended January 31, 2009.

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

Stock-Based Compensation

The Company has adopted SFAS No. 123(R), “Share Based Payments”, which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2010. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. The Company will adopt the statement on January 1, 2009 which is the beginning of its 2009 fiscal year. Management is in the process of evaluating the impact FSP No. 142-3 will have on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time. Management is in the process of evaluating the impact SFAS No. 162 will have on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time. Management is in the process of evaluating the impact SFAS No. 163 will have on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
January 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Cyplasin Biomedical, Ltd.

We have audited the accompanying consolidated balance sheets of Cyplasin Biomedical, Ltd., a development stage company, as of January 31, 2009 and 2008 and the consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from February 15, 2007 (date of reporting as a development stage company) to January 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Cyplasin Biomedical, Ltd. as of January 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from February 15, 2007 (date of reporting as a development stage company) to January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
May 7, 2009

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

	January 31,
	2009	2008
ASSETS	$	$

Current Assets
Cash	25,953	437,514
Receivables	18,160	11,984
Prepaids	5,421	16,603
Total Current Assets	49,534	466,101
Equipment (Note 3)	1,200	1,747
Patents (Notes 4 and 5)	101	101
Total Assets	50,835	467,949

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities (Note 6)	86,364	36,700
Total Current Liabilities	86,364	36,700

Contingency (Note 1)

Stockholders’ Equity (Deficit)
Common stock
Authorized: 11,625,000 shares, par value $0.001
Issued and outstanding: 989,600 shares (January 31, 2008 –
989,600) (Note 7)	990	990
Additional paid-in capital	1,464,111	1,270,743
Accumulated other comprehensive income (loss)	41,128	70,171
Retained earnings (deficit)	(54,275)	(54,275)
Deficit accumulated during the development stage	(1,487,483)	(856,380)
Total Stockholders’ Equity (Deficit)	(35,529)	431,249
Total Liabilities and Stockholders’ Equity	50,835	467,949

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Operations

	Accumulated From
	February 15, 2007
	(Date of reporting
	as a development
	stage company)	Year	Year
	to	Ended	Ended
	January 31,	January 31,	January 31,
	2009	2009	2008
	$	$	$

Operating Expenses

General and administrative (Notes 6 and 9)	497,409	242,402	255,007
Management fees (Notes 6 and 9)	173,182	101,826	71,357
Research and development (Notes 6 and 9)	802,906	272,889	530,016
Travel	13,986	13,986	–

Net Loss Before Discontinued Operations	(1,487,483)	(631,103)	(856,380)

Discontinued operations (Note 5)	–	–	(62,669)
Net Loss	(1,487,483)	(631,103)	(919,049)

Loss Per Share – Basic and Diluted

Continuing Operations		(0.64)	(0.87)
Discontinued Operations		-	(0.06)

Net Loss Per Share		(0.64)	(0.93)

Weighted Average Shares Outstanding – Basic and Diluted		989,600	983,853

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity

						Deficit
			Additional	Accumulated		accumulated
		Common	Paid-in	Other		during the
	Common	Stock	Capital	Comprehensive		development
	Stock	Amount		Income (Loss)	Deficit	stage	Total
	Number	$	$	$	$	$	$

Balance, January 31, 2007 and
February 15, 2007 (date of
reporting as a development
stage company)	1,770,100	1,770	54,831	(168)	8,394	–	64,827

Common stock issued (Note 5)	525,000	525	(524)	–	–	–	1

Common stock cancelled
(Note 5)	(1,333,000)	(1,333)	1,333	–	–	–	–

Private placement – February
15, 2007	12,500	13	499,987	–	–	–	500,000

Private placement – June 21,
2007	15,000	15	599,985	–	–	–	600,000

Stock-based compensation
(Note 9)	–	–	115,131	–	–	–	115,131

Foreign currency translation	–	–	–	70,339	–	–	70,339

Net loss	–	–	–	–	(62,669)	(856,380)	(919,049)

Balance, January 31, 2008	989,600	990	1,270,743	70,171	(54,275)	(856,380)	431,249
Stock-based compensation
(Note 9)	–	–	193,368	–	–	–	193,368

Foreign currency translation	–	–	–	(29,043)	–	–	(29,043)

Net loss	–	–	–	–	–	(631,103)	(631,103)

Balance, January 31, 2009	989,600	990	1,464,111	41,128	(54,275)	(1,487,483)	(35,529)

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Accumulated
	From
	February 15, 2007
	(Date of reporting
	as a development
	stage company)	Year	Year
	To	Ended	Ended
	January 31,	January 31,	January 31,
	2009	2009	2008
	$	$	$

Cash Flows From Operating Activities
Net income (loss)	(1,487,483)	(631,103)	(919,049)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	712	547	165
Stock-based compensation	308,499	193,368	115,131
Changes in operating assets and liabilities:
Receivables	(18,160)	(6,176)	(14,150)
Prepaids	(5,421)	11,182	(16,603)
Inventory	–	–	12,050
Accounts payable and accrued liabilities	86,364	49,664	21,155
Income taxes payable	–	–	1,318
Due to related party	–	–	(25,374)
Net Cash Used in Continuing Operations	(1,115,489)	(382,518)	(825,357)
Net Cash Used In Discontinued Operations	-	–	(54,615)
Net Cash Used in Operating Activities	(1,115,489)	(382,518)	(879,972)
Cash Flows From Investing Activities
Acquisition of equipment	(1,912)	–	(1,912)
Acquisition of patent	(100)	–	(100)
Net Cash Used in Investing Activities	(2,012)	–	(2,012)
Cash Flows From Financing Activities
Issuance of common stock	1,100,000	–	1,100,000
Net Cash Provided By Financing Activities	1,100,000	–	1,100,000
Effect of Exchange Rate Changes	43,454	(29,043)	70,339

Increase in Cash	25,953	(411,561)	288,355
Cash– Beginning	–	437,514	149,159
Cash– Ending	25,953	25,953	437,514

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009

1.	Nature of Operations

Cyplasin Biomedical, Ltd. (the “Company”) was incorporated in the State of Nevada on May 12, 2004, as Glasswave Enterprises, Inc. Effective January 31, 2005, the Company acquired all the outstanding common stock of Astro Nutrition Inc. (“Astro”), a company incorporated in the Province of British Columbia, Canada and under common control.

The Company’s principal business, through Astro, was the sale of vitamins and mineral supplements via the internet. On February 1, 2007, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) to acquire certain intellectual property pertaining to cancer treatments and changed its name to Cyplasin Biomedical, Ltd. (Note 5). On completion of the Asset Purchase Agreement and effective February 15, 2007, the Company sold all of its interests in Astro to the former president of the Company. As a result of the transaction, management of the Company decided to focus on the development of acquired cancer treatment technology. Accordingly, commencing February 15, 2007, the Company began reporting as a development stage enterprise, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is in the development stage and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon raising additional equity financing to continue to fund losses from operations and ultimately on generating profitable operations in the future. There is no guarantee that the Company will be able to raise adequate funding or generate profitable operations. As at January 31, 2009, the Company has working capital deficit of $36,830 and has incurred losses of $1,487,483 from development stage operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Certain amounts have been reclassified to present the Company’s disposal of Astro as a discontinued operation. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations. Information relating to the discontinued operations is included in Note 5 and in some instances, where appropriate, is included as a separate disclosure within the individual footnote.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009

2.	Summary of Significant Accounting Policies (cont’d )

d)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. The Company’s actual results could differ from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of fair values of stock based transactions, expected tax rates for deferred income tax assets and determining the fair values of financial statements.

e)	Equipment

Equipment consists of computer hardware, furniture and equipment and is recorded at cost. Computer hardware and furniture and equipment are depreciated on a straight-line basis over their estimated lives of three years and five years, respectively.

f)	Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent of manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

g)	Research and Development

Pursuant to SFAS No. 2 “Accounting for Research and Development Costs,” research and product development costs are expensed as incurred.

h)	Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended January 31, 2009 and 2008, the only component of comprehensive income was foreign currency translation adjustments.

i)	Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 1, 2007. Previous, the Company had accounted for tax contingencies in accordance with SFAS No.5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the consolidated financial statements during the year ended January 31, 2009.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009

2.	Summary of Significant Accounting Policies (cont’d...)

	j)	Basic and Diluted Loss per Share

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

	k)	Financial Instruments and Risk Management

The carrying value of the Company’s financial instruments, consisting of cash, receivables and accounts payable approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

As of January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reporting in earnings. The adoption of SFAS No. 159 has not had a material effect on the Company’s financial position, statements of operations, or cash flows at this time.

	l)	Foreign Currency Translation

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

	m)	Stock-Based Compensation

The Company has adopted SFAS No. 123(R), “Share Based Payments”, which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009

2.	Summary of Significant Accounting Principles (cont’d...)

	n)	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2010. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. The Company will adopt the statement on January 1, 2009 which is the beginning of its 2009 fiscal year. Management is in the process of evaluating the impact FSP No. 142-3 will have on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 is not anticipated to have any effect on the Company’s financial position, statements of operations, or cash flows at this time..

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 is not anticipated to have any effect on the Company’s financial position, statements of operations, or cash flows at this time.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009

3.	Equipment

Equipment consisted of the following at January 31:

	2009	2008
	$	$
Computer hardware	1,670	1,670
Furniture and equipment	242	242
	1,912	1,912
Less: Accumulated depreciation	(712)	(165)
	$1,200	$1,747

4.	Patent

On April 10, 2007, the Company entered into an asset purchase agreement with Bioxen Ltd., a company indirectly owned by a director of the Company, for the purchase of the rights, title and interest to certain intellectual property for $100.

5.	Asset Purchase Agreement

Pursuant to an Asset Purchase Agreement, dated February 1, 2007 for the acquisition of intellectual property, the Company issued 525,000 (post split) shares of its common stock. The former directors of the Company resigned and a new board of directors was appointed.

The fair value of the intellectual property, being a patent for cancer related technology, was not reasonably determinable; therefore a nominal value of $1 has been assigned.

In connection with the closing of the Agreement, the Company cancelled 1,333,000 (post split) shares of its common stock held by the former directors of the Company, who resigned in accordance with the Asset Purchase Agreement. The Company was also obligated to complete a private placement (Note 7). On completion of the Asset Purchase Agreement and effective February 15, 2007, in consideration for the cancellation of the 1,333,000 shares, the Company sold all of its interests in its wholly-owned subsidiary, Astro, to the former president of the Company.

The results of discontinued operations of Astro are summarized as follows:

	Year	Year
	Ended	Ended
	January 31,	January 31,
	2009	2008
	$	$

Revenue	–	72,795
Expenses	–	(69,978)
Net Operating Income	–	2,817
Loss on disposal	–	(65,486)

Loss from Discontinued Operations	–	(62,669)

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009

5.	Asset Purchase Agreement (cont’d...)

The Company realized a loss on the disposal of Astro, equal to the carrying value of the assets and liabilities disposed of as of February 15, 2007:

Assets	$336,632
Liabilities	(310,541)
Amounts Astro owed to the Company	79,049
Amounts owned to related parties	(40,100)
Investment in Astro Nutrition	1
Comprehensive loss	445

Loss on disposal	$65,486

The results of operations and cash flows of Astro for the period from February 1, 2007 to February 15, 2007 have been reported as discontinued operations.

6.	Related Party Transactions

A former director of the Company received a monthly management consulting fee of CDN$3,000, totaling $16,796 (2008 - $32,536) for the year ended January 31, 2009, which has been recorded as research and development.

The President of the Company received a monthly management fee of CDN$11,250 totaling $124,434 (2008 - $122,015) for the year ended January 31, 2009, of which $62,217 has been recorded as management fees and $62,217 as research and development.

A Company indirectly owned by a former director of the Company received a monthly management consulting fee of CDN $8,250 totaling $60,835 (2008 – $89,476) for the year ended January 31, 2009, which has been recorded as research and development.

During the current year, the Company paid $7,374 (2008 - $10,374) in consulting fees to directors of the Company which has been recorded as general and administrative expenses.

During the year ended January 31, 2008, the Company acquired certain patents and intellectual property from a company indirectly owned by a director of the Company (Notes 4 and 5).

Included in accounts payable and accrued liabilities balance at January 31, 2009 are amounts of $26,868 (2008 - $NIL) due to related parties. These amounts are unsecured, bear no interest and are repayable on demand.

All related party transactions are measured at the exchange amount which is the consideration agreed to between the related parties except for the assets acquired as described in Note 5.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009

7.	Common Stock

On December 23, 2008, the Company authorized a 40 to 1 reverse stock split which became effective for trading on February 2, 2009. All share and per share information in these financial statements has been adjusted to reflect the reverse stock split on a retroactive basis.

On February 15, 2007 the Company issued 525,000 shares of its common stock in exchange for the acquisition of intellectual property. In connection with the closing of the Agreement, the Company cancelled 1,333,000 shares of its common stock (Note 5).

On February 15, 2007, the Company completed a private placement of 12,500 shares for gross proceeds of $500,000. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $50 per warrant share until February 15, 2009.

On June 21, 2007, the Company completed a private placement of 15,000 shares for gross proceeds of $600,000. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $50 per warrant share until June 21, 2009.

8.	Warrants

Balance, January 31, 2007	-
Issued	27,500
Balance, January 31, 2008	27,500
Issued	-
Balance, January 31, 2009	27,500

The weighted average exercise price of the outstanding warrants is $50.00 (2008 - $50.00) . A total of 12,500 warrants expire on February 15, 2009 and 15,000 warrants expire on June 21, 2009.

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
(d)

The Company expected life of the options is based on the simplified method, as allowed under the SAB No. 107 “Share Based Payment” and SAB No. 110. The simplified method assumes the option will be exercised midway between the vesting date and the contractual term of the option. The Company is able to use the simplified method, as the options qualify as “plain vanilla” options as defined by SAB No. 107.

	(e)	The risk-free rate for the expected term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

On May 11, 2007 the Company adopted a stock option plan (the “Plan”) and granted 22,250 stock options to officers, employees and consultants, exercisable at $30.40 per share for a period of five years. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term. The options vest at a rate of 20% every six months, commencing November 10, 2007. The fair value of these options at the date of grant was estimated to be $575,656 using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 4.75%, a dividend yield of 0%, and expected volatility of 123%.

During the year ended January 31, 2009, 18,250 options previously granted to officers, employees and consultants of the Company expired. None of these options were exercised during the year.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2009

During the year ended January 31, 2009, $193,368 in stock based compensation expense was recognized (2008 - $115,131) in relation to the vested stock options and $32,771 of total unrecognized compensation costs related to the unvested options.

During the year ended January 31, 2009, stock-based compensation expense has been allocated to the following accounts:

	2009	2008
General and administrative	$71,237	$50,451
Management fees	20,698	10,349
Research and development	101,433	54,331
Balance, January 31, 2009	$193,368	$115,131

As of January 31, 2009, 22,250 options have been granted, 2,400 options have vested, 18,250 options have expired and no options have been exercised.

The weighted average fair value of stock options granted during the year ended January 31, 2008 was $26.00.

10.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2009	2008
Loss before income taxes	$(534,418)	$(919,049)
Income tax rate	34%	34%
Income tax (recovery)	(181,702)	(312,477)
Non-deductible items	33,058	39,201
Valuation allowance change	148,644	273,276
Provision for income taxes	$–	$–

The significant components of deferred income tax assets and liabilities at January 31, 2009 are as follows:

Net operating loss carryforward		$419,640	$271,000
Valuation allowance		(419,640)	(271,000)
Net deferred income tax asset	$
		–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry. The net increase in the valuation allowance during the year ended January 31, 2009 was $148,640.

During the year ended January 31, 2009, the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

At January 31, 2009, the Company has net operating loss carryforwards, which expire commencing in 2028, of approximately $1,121,000. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

11.	Subsequent Event

On February 4, 2009, the Company increased the authorized number of shares of common stock from 11,625,000 shares to 100,000,000 shares with a par value of $0.001 per share. The Company also authorized the issuance of up to 100,000,000 shares of preferred stock without specified rights, par value of $0.001 per share.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the fiscal year ended January 31, 2009.

Item 9A(T).	Controls and Procedures

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

As of January 31, 2009, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to some deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our president (who is acting as our principal executive officer and our principal financial officer and principal accounting officer) in connection with the audit of our financial statements as of January 31, 2009.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Garth Likes	Director President and Chief Executive Officer	55	February 15, 2007

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Garth Likes	Nil	Nil	Nil

Code of Ethics

Effective April 27, 2007, we adopted a code of ethics in compliance with Item 406 of Regulation S-K that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Cyplasin Biomedical Ltd., Unit 131 Advanced Technology Centre, 9650 – 20th Avenue, NW, Edmonton, AB Canada T6N 1G1.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended January 31, 2009. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2009 and 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen sa-tion ($)	Total ($)
Garth Likes President, Chief Executive Officer and Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil 27,170	Nil Nil	Nil Nil	124,434 122,015	124,434 149,185
Christian Petzelt(1) Former Chief Scientific Officer and Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil 27,170	Nil Nil	Nil Nil	16,796 32,536	16,796 59,706

(1) On October 1, 2008, Christian Petzelt resigned as chief scientific officer and as a director of our company.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Other than as stated below, we have no employment contracts with any of our directors or officers.

In February of 2007, we entered into a written consulting agreement with Garth Likes, our President and Chief Executive Officer. Under the terms of this agreement, we agreed to pay Mr. Likes a consulting fee of approximately CDN$11,250 per month for a period of two years. This contract automatically renewed for a further one year period.

In February of 2007, we entered into a written consulting agreement with Professor Christian Petzelt, our Chief Scientific Officer. Under the terms of this agreement, we agreed to pay Professor Petzelt a consulting fee of approximately CDN$3,000 per month for a period of two years. We also agreed to pay a consulting fee to a company called Bioxen Ltd., of CDN$8,250 for a period of two years. On October 1, 2008, Christian Petzelt resigned as chief scientific officer and as a director of our company and the Bioxen consulting agreement was also cancelled at the same date.

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

Stock Option Grants to our Named Executive Officers

Our company did not grant any stock options to any named executive officers during the year ended January 31, 2009.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Garth Likes President, Chief Executive Officer and Director	2,400	1,600	Nil	US $30.40	May 11, 2012	Nil	Nil	Nil	Nil

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

Except as disclosed below, there were no options exercised, by any named executive officers during the years ended January 31, 2009.

Compensation of Directors

Other than as set out below, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lennie Ryer(1)	3,687	nil	nil	nil	nil	nil	3,687
Luc Mainville(2)	3,687	nil	nil	nil	nil	nil	3,687
Geoffrey Galley(3)	nil	nil	nil	nil	nil	nil	nil

(1)	On May 31, 2008, Lennie Ryer resigned as a director of our company.
(2)	On June 5, 2008, Luc Mainville resigned as a director of our company.
(3)	On October 1, 2008, Geoffrey Galley resigned as a director of our company.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 12, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Garth Likes 9650 – 20 Avenue Edmonton, AB T6N 1G1	122,500 (2)	12.38%
Directors and Executive Officers as a Group(1)	122,500	12.38%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 12, 2009. As of May 12, 2009, there were 989,600 shares of our company’s common stock issued and outstanding.

(2)	Includes options to acquire an aggregate of 3,200 shares of common stock exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

A former director of the Company received a monthly management consulting fee of CDN$3,000, totaling $16,796 (2008 - $32,536) for the year ended January 31, 2009, which has been recorded as research and development.

The President of the Company received a monthly management consulting fee of CDN$11,250 totaling $124,434 (2008 - $122,015) for the year ended January 31, 2009, of which $62,217 has been recorded as management fees and $62,217 as research and development.

A Company indirectly owned by a former director of the Company received a monthly management consulting fee of CDN $8,250 totaling $60,835 (2008 – $89,476) for the year ended January 31, 2009, which has been recorded as research and development.

During the current year, the Company paid $7,374 (2008 - $10,374) in consulting fees to directors of the Company which has been recorded as general and administrative expenses.

During the year ended January 31, 2008, the Company acquired certain patents and intellectual property from a company indirectly owned by a director of the Company (Notes 4 and 5).

Included in accounts payable and accrued liabilities balance at January 31, 2009 are amounts of $26,868 (2008 -$NIL) due to related parties. These amounts are unsecured, bear no interest and are repayable on demand.

Director Independence

We currently act with one director, consisting of Garth Likes. We have determined that we do not have a director that is considered as an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2009 and for fiscal year ended January 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2009	January 31, 2008
Audit Fees	$20,000 (estimate)	$20,000

Audit Related Fees	15,500	15,750
Tax Fees	3,000	2,500
All Other Fees	Nil	Nil
Total	$38,5000	$38,250

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(c)	Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description
3.1(2)	Articles of Incorporation
3.2(1)	Bylaws
10.1(3)	Asset Purchase Agreement dated February 1, 2007 with Christian Petzelt
10.2(4)	Asset Purchase Agreement dated April 10, 2007 with Bioxen Ltd.
10.3(5)	Consulting Agreement dated February 15, 2007 with Garth Likes
10.4(6)	Form of Stock Option Agreement
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
(1)	Incorporated by reference from our Registration Statement on Form SB-2 filed on May 5, 2005
(2)	Incorporated by reference from our Registration Statement on Form SB-2/a filed on July 29, 2005
(3)	Incorporated by reference from our Form 8-K Current Report filed on February 5, 2007
(4)	Incorporated by reference from our Form 8-K Current Report filed on April 13, 2007
(5)	Incorporated by reference from our Form 10-KSB filed on May 1, 2007
(6)	Incorporated by reference from our Form 8-K Current Report filed on July 3, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPLASIN BIOMEDICAL LTD.
(Registrant)
Dated: May 21, 2009

/s/ Garth Likes
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)