Form 10-Q
period 2009-04-30
CYPLASIN BIOMEDICAL LTD.
filed 2009-07-06
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

[ ] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 989,600 common shares issued and outstanding as of June 29, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)

April 30, 2009
(Unaudited)

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

	April 30,	January 31,
	2009	2009
ASSETS	$	$
	(Unaudited)	(Audited)

Current Assets
Cash	7,815	25,953
Receivables	22,038	18,160
Prepaids	2,165	5,421
Total Current Assets	32,018	49,534
Equipment, net	1,063	1,200
Patent (Note 3)	101	101
Total Assets	33,182	50,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 2)	99,664	86,364
Total Current Liabilities	99,664	86,364

Contingency (Note 1)

Stockholders’ Deficit
Common stock
Authorized: 11,625,000 shares, par value $0.001
Issued and outstanding: 989,600 shares (January 31, 2009 –
989,600)	990	990
Additional paid-in capital (Note 5)	1,474,461	1,464,111
Subscriptions received (Note 4)	10,000	–
Accumulated other comprehensive income	38,961	41,128
Deficit	(54,275)	(54,275)
Deficit accumulated during the development stage	(1,536,619)	(1,487,483)
Total Stockholders’ Deficit	(66,482)	(35,529)
Total Liabilities and Stockholders’ Deficit	33,182	50,835

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Accumulated From
	February 15, 2007
	(Date of reporting
	as a development	Three	Three
	stage company)	Months	Months
	to	Ended	Ended
	April 30,	April 30,	April 30,
	2009	2009	2008
	$	$	$

Operating Expenses

General and administrative	508,837	11,428	78,769
Management fees	192,000	18,818	17,627
Research and development	821,724	18,818	69,601
Travel	14,058	72	–

Net Loss	(1,536,619)	(49,136)	(165,997)

Loss Per Share – Basic and Diluted		(0.05)	(0.17)

Weighted Average Shares Outstanding –
Basic and Diluted		989,600	989,600

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated From
	February 15, 2007
	(Date of reporting as	Three	Three
	a development stage	Months	Months
	company) To	Ended	Ended
	April 30,	April 30,	April 30,
	2009	2009	2008
	$	$	$

Cash Flows From Operating Activities
Net loss	(1,536,619)	(49,136)	(165,997)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	849	137	136
Stock-based compensation	318,849	10,350	–
Changes in operating assets and liabilities:
Receivables	(22,038)	(3,878)	(82)
Prepaids	(2,165)	3,256	(1,744)
Accounts payable and accrued liabilities	99,664	13,300	50,858
Net Cash Used in Operating Activities	(1,141,460)	(25,971)	(116,829)
Cash Flows From Investing Activities
Acquisition of equipment	(1,912)	–	–
Acquisition of patent	(100)	–	–
Net Cash Used in Investing Activities	(2,012)	–	–
Cash Flows From Financing Activities
Issuance of common stock	1,100,000	-	–
Subscriptions received	10,000	10,000	–
Net Cash Provided By Financing Activities	1,110,000	10,000	–
Effect of Exchange Rate Changes	41,287	(2,167)	(1,202)
Change in Cash	7,815	(18,138)	(118,031)
Cash– Beginning	–	25,953	437,514
Cash– Ending	7,815	7,815	319,483

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2009

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K as at January 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended April 30, 2009, are not necessarily indicative of the results that may be expected for the year ending January 31, 2010.

2.	Related Party Transactions

During the three month period ended April 30, 2009, the president of the Company received a monthly management fee of CDN$11,250 totalling $27,286 (April 30, 2008 - $34,414) of which $13,643 has been recorded at management fees and $13,643 as research and development.

Included in accounts payable and accrued liabilities balance at April 30, 2009 are amounts of $37,391 (January 31, 2009 - $26,868) due to related parties and significant shareholders of the Company. These amounts are unsecured, bear no interest and are repayable on demand.

All related party transactions are measured at the exchange amount which is the consideration agreed to between the related parties.

3.	Patent

During the three month period ended April 30, 2009, the Company entered into a licensing agreement with Bioxen Ltd. (“Bioxen”) for further development of its intellectual property. Under terms of the agreement, Bioxen received an exclusive license to further develop and commercialize the intellectual property and corresponding patents held by the Company.

.

In consideration of the license granted, Bioxen shall pay the Company a 1.25% royalty, calculated on all gross revenue of licensed products sold by Bioxen. In addition, Bioxen shall pay to the Company a non-refundable license fee of 25,000 EUR. This fee shall be due within 30 days of the completion of any corporate financing by Bioxen, in which Bioxen receives a minimum collective amount of 500,000 EUR. Bioxen also agrees to pay all current outstanding patent amounts owed by the Company and all ongoing, continued, and related patent and maintenance fees owed.

4.	Common Stock

During the year ended January 31, 2009, the Company authorized a 40 to 1 reverse stock split which became effective for trading on February 2, 2009. All share and per share information in these financial statements has been adjusted to reflect the reverse stock split on a retroactive basis.

On April 24, 2009, the Company received gross proceeds of $10,000 for a subscription of 400,000 shares of its common stock at $0.025 per share. These shares have not been issued at April 30, 2009.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2009

5.	Stock Options

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

During the three month period ended April 30, 2009, $10,350 in stock based compensation expense was recognized (April 30, 2008 - $nil) in relation to vested stock options and $22,422 of total unrecognized compensation costs related to the unvested options. During the three month period ended April 30, 2009, stock based compensation expense has been allocated equally to Management fees and Research and Development.

As of April 30, 2009, 22,250 options have been granted, 2,400 options have vested, 18,250 options have expired and no options have been exercised.

6.	Subsequent event

Subsequent to April 30, 2009, the Company has entered into subscription agreements to issue common shares at prices of $0.025 and $0.10 per share for gross proceeds of $67,500.

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

On April 10, 2007, we entered into an asset purchase agreement with Bioxen Ltd. to acquire certain intellectual property. The closing of the transactions contemplated in the asset purchase agreement and the acquisition of the intellectual property occurred on April 10, 2007. In accordance with the closing of the asset purchase agreement, we paid $100 to Bioxen in exchange for the acquisition by our company of such intellectual property.

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

On February 7, 2009, we entered into a licensing agreement with Bioxen for further development of its intellectual property. Under terms of the agreement, Bioxen received an exclusive license to further develop and commercialize the intellectual property and corresponding patents held by our company.

In consideration of the license granted, Bioxen shall pay our company a 1.25% royalty, calculated on all gross revenue of licensed products sold by Bioxen. In addition, Bioxen shall pay to our company a non-refundable license fee of 25,000 EUR. This fee shall be due within 30 days of the completion of any corporate financing by Bioxen, in which Bioxen receives a minimum collective amount of 500,000 EUR. Bioxen also agrees to pay all current outstanding patent amounts owed by our company and all ongoing, continued, and related patent and maintenance fees owed.

On February 13, 2009, we entered into a letter of intent with Vancouver based Pacific Therapeutics Ltd. to effect a reverse takeover in which we would acquire 100% of Pacific Therapeutics Ltd.’s common stock to be completed on or before March 30, 2009. Due to Pacific Therapeutics Ltd.’s investors wishing to remain a private company, the letter of intent with PTL was terminated May 1, 2009.

Subsequent to this termination management of our company has continued to seek out other business and technology opportunities which would be of benefit to the ongoing activities of our company. Several opportunities have been identified and management is actively pursuing discussions to explore and evaluate each of these identified opportunities.

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

Results of Operations

Three month Summary ending April 30, 2009 and 2008

		Three Months Ended
		April 30
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$49,136		$165,997
Net Loss		$(49,136)		$(165,997)

Expenses

Our operating expenses for the three month periods ended April 30, 2009 and 2008 are outlined in the table below:

	Three Months Ended
	April 30
	2009		2008
General and administrative	$11,428		$78,769
Research and development	$18,818		$69,601
Management fees	$18,818		$17,627
Travel	$72	$	Nil

Operating expenses for the three months ended April 30, 2009, decreased by 70% as compared to the comparative period in 2008 primarily as a result of a decrease in general and administrative and research and development expenses.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

On March 31, 2007 our board of directors approved our 2007 stock option plan. Under the 2007 stock option plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 75,000 (post split) shares of our common stock. As at April 30, 2009, there were 52,500 (post split) shares of our common stock still available for future grant under the plan.

Liquidity and Financial Condition

Working Capital

	At April 30,	At January	Percentage
	2009	31, 2009	Increase/Decrease
Current Assets	$32,018	$50,835	(37)%
Current Liabilities	$99,664	$86,364	15%
Working Capital	$(67,646)	$(35,529)	(90)%

Cash Flows

		As at
		April 30,
		2009		2008
Net Cash Provided by (Used in) Operating Activities		$(25,971)		$(116,829)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$10,000	$	Nil
Effect of Exchange Rate Changes		$(2,167)		$(1,202)
Increase (Decrease) In Cash During The Period		$(18,138)		$(118,031)

As of April 30, 2009, our company had working capital deficit of $67,646. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Management and Consulting	$120,000
Research and Development	150,000
General and Administrative	150,000
Total	$420,000

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by our company beginning in the first quarter of 2010. Our company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and interim periods. Our company will adopt the statement on January 1, 2009 which is the beginning of its 2009 fiscal year. Management is in the process of evaluating the impact FSP No. 142-3 will have on our company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category.

Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our company’s financial position, statements of operations, or cash flows at this time. Management is in the process of evaluating the impact SFAS No. 162 will have on our company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on our company’s financial position, statements of operations, or cash flows at this time. Management is in the process of evaluating the impact SFAS No. 163 will have on our company’s consolidated financial statements.

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

As of April 30, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since inception through April 30, 2009, we have a net loss of $1,536,619. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On February 7, 2009, we entered into a licensing agreement with Bioxen for further development of its intellectual property. Under terms of the agreement, Bioxen received an exclusive license to further develop and commercialize the intellectual property and corresponding patents held by our company.

In consideration of the license granted, Bioxen shall pay our company a 1.25% royalty, calculated on all gross revenue of licensed products sold by Bioxen. In addition, Bioxen shall pay to our company a non-refundable license fee of 25,000 EUR. This fee shall be due within 30 days of the completion of any corporate financing by Bioxen, in which Bioxen receives a minimum collective amount of 500,000 EUR. Bioxen also agrees to pay all current outstanding patent amounts owed by our company and all ongoing, continued, and related patent and maintenance fees owed.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2/a filed on July 29, 2005)

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on May 5, 2005)

(10)	Material Contracts

10.1	Asset Purchase Agreement dated February 1, 2007 with Christian Petzelt (Incorporated by reference from our Form 8-K Current Report filed on February 5, 2007)

Exhibit
Number	Description

10.2	Asset Purchase Agreement dated April 10, 2007 with Bioxen Ltd. (Incorporated by reference from our Form 8-K Current Report filed on April 13, 2007)

10.3	Consulting Agreement dated February 15, 2007 with Christian Petzelt (Incorporated by reference from our Form 10-KSB filed on May 1, 2007)

10.4	Consulting Agreement dated February 15, 2007 with Bioxen Ltd. (Incorporated by reference from our Form 10-KSB filed on May 1, 2007)

10.5	Consulting Agreement dated February 15, 2007 with Garth Likes (Incorporated by reference from our Form 10-KSB filed on May 1, 2007)

10.7	Form of Stock Option Agreement (Incorporated by reference from our Form 8-K Current Report filed on July 3, 2007)

(31)	Section 302 Certification

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPLASIN BIOMEDICAL LTD.
(Registrant)

Dated: July 2, 2009	Garth Likes
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)