Form 10-Q
period 2009-07-31
CYPLASIN BIOMEDICAL LTD.
filed 2009-09-14
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 989,600 common shares issued and outstanding as of September 10, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)

July 31, 2009
(Unaudited)

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

	July 31,	January 31,
	2009	2009
ASSETS	$	$
	(Unaudited)	(Audited)

Current Assets
Cash	9,785	25,953
Receivables	27,504	18,160
Prepaids	6,497	5,421
Total Current Assets	43,786	49,534
Equipment, net	927	1,200
Patent (Note 3)	101	101
Total Assets	44,814	50,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 2)	99,555	86,364
Obligation to issue shares (Note 4)	5,250	-
Total Current Liabilities	104,805	86,364

Contingency (Note 1)

Stockholders’ Deficit
Common stock
Authorized: 11,625,000 shares, par value $0.001
Issued and outstanding: 989,600 shares (January 31, 2009 –
989,600)	990	990
Additional paid-in capital (Note 5)	1,503,244	1,464,111
Subscriptions received (Note 4)	96,500	–
Accumulated other comprehensive income	33,042	41,128
Deficit	(54,275)	(54,275)
Deficit accumulated during the development stage	(1,639,492)	(1,487,483)
Total Stockholders’ Deficit	(59,991)	(35,529)
Total Liabilities and Stockholders’ Deficit	44,814	50,835

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Accumulated From
	February 15, 2007
	(Date of reporting
	as a development	Six	Six	Three	Three
	stage company)	Months	Months	Months	Months
	to	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,	July 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Operating Expenses

General and administrative	545,821	48,412	148,868	49,984	70,099
Management fees	228,540	55,358	47,655	36,540	30,028
Research and development	851,014	48,108	157,768	29,290	88,167
Travel	14,117	131	3,674	59	3,674

Net Loss	(1,639,492)	(152,009)	(357,965)	(115,873)	(191,968)

Loss Per Share – Basic and Diluted		(0.17)	(0.36)	(0.12)	(0.19)

Weighted Average Shares Outstanding –
Basic and Diluted		989,600	989,600	989,600	989,600

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated From
	February 15, 2007
	(Date of reporting as	Six	Six
	a development stage	Months	Months
	company) To	Ended	Ended
	July 31,	July 31,	July 31,
	2009	2009	2008
	$	$	$

Cash Flows From Operating Activities
Net loss	(1,639,492)	(165,009)	(357,965)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	985	273	273
Shares for consulting services	5,250	5,250
Stock-based compensation	347,632	39,133	57,566
Changes in operating assets and liabilities:
Receivables	(27,504)	(9,344)	(1,829)
Prepaids	(6,497)	(1,076)	2,728
Accounts payable and accrued liabilities	99,555	26,191	44,451
Net Cash Used in Operating Activities	(1,220,071)	(104,582)	(254,776)
Cash Flows From Investing Activities
Acquisition of equipment	(1,912)	–	–
Acquisition of patent	(100)	–	–
Net Cash Used in Investing Activities	(2,012)	–	–
Cash Flows From Financing Activities
Issuance of common stock	1,100,000	-	–
Subscriptions received	96,500	101,750	–
Net Cash Provided By Financing Activities	1,196,500	101,750	–
Effect of Exchange Rate Changes	35,368	(8,086)	(3,724)
Change in Cash	9,785	(16,168)	(258,500)
Cash– Beginning	–	25,953	437,514
Cash– Ending	9,785	9,785	179,014

Supplemental Disclosures
During the six month period ended July 31, 2009, the Company recorded $5,250 (July 31, 2008 - $Nil) in management fees for shares which the Company is obligated to issue (Note 4).
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K as at January 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended July 31, 2009, are not necessarily indicative of the results that may be expected for the year ending January 31, 2010.

2.	Related Party Transactions

During the six month period ended July 31, 2009, the president of the Company received a monthly management fee of CDN$11,250 totalling $57,084 (July 31, 2008 - $66,379) of which $28,542 has been recorded at management fees and $28,542 as research and development.

Included in accounts payable and accrued liabilities balance at July 31, 2009 are amounts of $37,391 (January 31, 2009 - $26,868) due to related parties and significant shareholders of the Company. These amounts are unsecured, bear no interest and are repayable on demand.

All related party transactions are measured at the exchange amount which is the consideration agreed to between the related parties.

3.	Patent

During the six month period ended July 31, 2009, the Company entered into a licensing agreement with Bioxen Ltd. (“Bioxen”) for further development of its intellectual property. Under terms of the agreement, Bioxen received an exclusive license to further develop and commercialize the intellectual property and corresponding patents held by the Company.

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

During the six month period ended July 31, 2009, the Company received gross proceeds of $96,500 for a subscription of 1,600,000 shares of its common stock at $0.025 per share, and 565,000 shares of its common stock at $0.10 per share. These shares have not been issued at July 31, 2009.

At July 31, 2009, the Company is obligated to issue 52,500 shares (January 31, 2009 – Nil) of its common stock at a fair value of $0.10 per share, totalling $5,250, for consulting fees.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2009

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

During the six month period ended July 31, 2009, $39,133 in stock based compensation expense was recognized (July 31, 2008 - $57,566) in relation to vested stock options and $20,698 of total unrecognized compensation costs related to the unvested options. During the six month period ended July 31, 2009, stock based compensation expense has been allocated equally to Management fees and Research and Development.

As of July 31, 2009, 22,250 options have been granted, 3,200 options have vested, 18,250 options have expired and no options have been exercised.

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

Results of Operations

Three month Summary ending July 31, 2009 and 2008

		Three Months Ended
		July 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$115,873		$191,968
Net Loss		$(115,873)		$(191,968)

Expenses

Our operating expenses for the three month periods ended July 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended
	July 31
	2009	2008
General and administrative	$49,984	$70,099
Management fees	$36,540	$30,028
Research and development	$29,290	$88,167
Travel	$59	$3,674

Operating expenses for the three months ended July 31, 2009, decreased by 40% as compared to the comparative period in 2008 primarily as a result of decreases in general and administrative, research and development and travel expenses.

Six month Summary ending July 31, 2009 and 2008

		Six Months Ended
		July 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$152,009		$357,965
Net Loss		$(152,009)		$(357,965)

Expenses

Our operating expenses for the Six month periods ended July 31, 2009 and 2008 are outlined in the table below:

	Six Months Ended
	July 31
	2009	2008
General and administrative	$48,412	$148,868
Management fees	$55,358	$47,655
Research and development	$48,108	$157,768
Travel	$131	$3,674

Operating expenses for the Six months ended July 31, 2009, decreased by 58% as compared to the comparative period in 2008 primarily as a result of decreases in general and administrative, research and development and travel expenses.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

On March 31, 2007 our board of directors approved our 2007 stock option plan. Under the 2007 stock option plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 75,000 (post split) shares of our common stock. As at July 31, 2009, there were 52,500 (post split) shares of our common stock still available for future grant under the plan.

Liquidity and Financial Condition

Working Capital
	At July 31,	At January	Percentage
	2009	31, 2009	Increase/Decrease
Current Assets	$43,786	$50,835	(14%)
Current Liabilities	$104,805	$86,364	30%
Working Capital	$(61,019)	$(35,529)	71%

Cash Flows
		As at
		July 31,
		2009		2008
Net Cash Provided by (Used in) Operating Activities		$(104,582)		$(254,776)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$96,500	$	Nil
Effect of Exchange Rate Changes		$(8,086)		$(3,724)
Increase (Decrease) In Cash During The Period		$(16,168)		$(258,500)

As of July 31, 2009, our company had working capital deficit of $61,019. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

Basis of Presentation

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in US dollars. Our company’s fiscal year end is January 31.

Principles of Consolidation

These financial statements include the accounts of our company and our wholly-owned subsidiary, Cyplasin OncoScience Inc. These financial statements also include the accounts of Astro, whose results of operations and cash flows for the period from February 1, 2007 to February 15, 2007, have been reported on a discontinued basis. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Our company’s actual results could differ from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of impairment of intangibles and long lived assets, expected tax rates for future income tax recoveries and determining the fair values of financial statements.

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

Income Taxes

Our company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Our company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 1, 2007. Previous, our company had accounted for tax contingencies in accordance with SFAS No.5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, our company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the consolidated financial statements during the year ended January 31, 2009.

Basic and Diluted Loss per Share

Our company reports basic loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. For the years presented, diluted loss per share is equal to basic loss per share as the effect of the computations are anti-dilutive.

Financial Instruments and Risk Management

The carrying value of our company’s financial instruments, consisting of cash, receivables and accounts payable and accrued liabilities approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Our company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Stock-Based Compensation

Our company has adopted SFAS No. 123(R), “Share Based Payments”, which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.

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

As of July 31, 2009, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since inception through July 31, 2009, we have a net loss of $1,639,492. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2009, we approved the issuance of 1,665,000 common shares pursuant to private placements from April 2009 to August 2009 raising gross proceeds of $97,100. The shares were issued on September 11, 2009 to eight (8) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933

Item 3. Defaults Upon Senior Securities.

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

CYPLASIN BIOMEDICAL LTD.
(Registrant)

Dated: September 14, 2009	/s/ Garth Likes
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)