Form 10-Q
period 2009-10-31
CYPLASIN BIOMEDICAL LTD.
filed 2009-12-21
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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
989,600 common shares issued and outstanding as of December 7, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)

October 31, 2009
(Unaudited)

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

	October 31,	January 31,
	2009	2009
ASSETS	$	$
	(Unaudited)	(Audited)

Current Assets
Cash	52,456	25,953
Receivables (Note 3)	103,745	18,160
Prepaids	–	5,421
Total Current Assets	156,201	49,534
Equipment, net	790	1,200
Patent (Note 3)	–	101
Total Assets	156,991	50,835

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities (Note 2)	84,246	86,364
Obligation to issue shares (Note 4)	28,350	–
Total Current Liabilities	112,596	86,364

Commitments and Contingencies (Notes 1 and 6)
Subsequent Events (Note 7)

Stockholders’ Equity (Deficit)
Common stock
Authorized: 11,625,000 shares, par value $0.001
Issued and outstanding: 4,104,200 shares (January 31, 2009 –
989,600)	4,104	990
Additional paid-in capital (Note 5)	1,643,689	1,464,111
Subscriptions received (Note 4)	113,160	–
Accumulated other comprehensive income	36,975	41,128
Deficit	(54,275)	(54,275)
Deficit accumulated during the development stage	(1,699,258)	(1,487,483)
Total Stockholders’ Equity (Deficit)	44,395	(35,529)
Total Liabilities and Stockholders’ Equity	156,991	50,835

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Accumulated From
	February 15, 2007
	(Date of reporting
	as a development	Nine	Nine	Three	Three
	stage company)	Months	Months	Months	Months
	to	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Operating Expenses

Consulting fees	76,350	76,350	–	69,100	–
General and administrative	560,403	62,994	191,346	14,582	42,478
Management fees	242,165	68,983	69,892	20,875	22,237
Research and development	871,889	68,983	211,717	20,875	53,949
Travel	14,201	215	5,660	84	1,986

Loss Before Other Items	(1,765,008)	(277,525)	(478,615)	(125,516)	(120,650)

Other Items

Gain of sale of patent (Note 3)	70,645	70,645	–	70,645	–
Loss on settlement of debt (Note 4)	(4,894)	(4,894)	–	(4,894)	–
Write-off of patent (Note 3)	(1)	(1)	–	(1)	–
Net Loss	(1,699,258)	(211,775)	(478,615)	(59,766)	(120,650)

Loss Per Share – Basic and Diluted		(0.15)	(0.48)	(0.03)	(0.12)

Weighted Average Shares Outstanding –
Basic and Diluted		1,459,152	989,600	2,382,943	989,600

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated From
	February 15, 2007
	(Date of reporting as	Nine	Nine
	a development stage	Months	Months
	company) To	Ended	Ended
	October 31,	October 31,	October 31,
	2009	2009	2008
	$	$	$

Cash Flows From Operating Activities

Net loss	(1,699,258)	(211,775)	(478,615)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Depreciation	1,122	410	410
Gain on sale of patent	(70,645)	(70,645)	–
Loss on settlement of debt	4,894	4,894	–
Shares for consulting services	68,350	68,350	–
Stock-based compensation	357,981	49,482	115,131
Write-off of patent	1	1	1

Changes in operating assets and liabilities:

Receivables	(33,000)	(14,840)	(166)
Prepaids	–	5,421	833
Accounts payable and accrued liabilities	100,134	13,770	13,185

Net Cash Used in Operating Activities	(1,270,421)	(154,932)	(349,222)
Cash Flows From Investing Activities

Acquisition of equipment	(1,912)	–	–
Acquisition of patent	(100)	–	–

Net Cash Used in Investing Activities	(2,012)	–	–

Cash Flows From Financing Activities

Issuance of common stock	1,172,428	72,428	–
Subscriptions received	113,160	113,160	–

Net Cash Provided By Financing Activities	1,285,588	185,588	–

Effect of Exchange Rate Changes	39,301	(4,153)	(18,585)

Change in Cash	52,456	26,503	(367,807)

Cash– Beginning	–	25,953	437,514

Cash– Ending	52,456	52,456	69,707

Supplemental Disclosures:

During the nine month period ended October 31, 2009, the Company:

a)	Settled accounts payable in the amount of $33,480 through issuance of common shares (Note 4);
b)	Accrued finders fees payable in the amount of $12,698 (Note 4); and
c)	Issued common shares for finders’ fees totaling $32,000 (Note 4).

Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009

1.	Nature of Business and Going Concern

The Company was previously in the business of developing cancer treatment technology. During the period ended October 31, 2009, the Company entered into an exclusive license agreement with C-Virionics Corp. (“C- Virionics”), a privately-held company, to acquire a sublicense pertaining to the prevention and treatment of Hepatitis C (Note 6).

The Company is in the development stage and has not yet realized any revenues from its planned operations. Previously, it had generated or sustained significant revenues. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K as at January 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended October 31, 2009, are not necessarily indicative of the results that may be expected for the year ending January 31, 2010.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Statement of Financial Accounting Standards (“SFAS”) 157-4 (“FSP SFAS 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this statement did not have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued Financial Accounting Standard (“FAS”) No. 165 “Subsequent Events” (“FAS 165”). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” – a replacement of FASB Statement No. 162 (“SFAS 168”). Upon its adoption, the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernment entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Following SFAS 168, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. SFAS 168 will also modify the existing hierarchy of GAAP to include only two levels – authoritative and non-authoritative. SFAS 168 will be effective for financial

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009

statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

Certain other recent accounting pronouncements have not been disclosed as they are not applicable to the Company.

2.	Related Party Transactions

During the nine month period ended October 31, 2009, the president of the Company received a monthly management fee of CDN$11,250 totalling $88,485 (October 31, 2008 - $89,978) of which $44,242 has been recorded as management fees and $44,243 as research and development.

Included in the accounts payable and accrued liabilities balance at October 31, 2009 are amounts of $Nil (January 31, 2009 - $26,868) due to related parties and significant shareholders of the Company. These amounts are unsecured, bear no interest and are repayable on demand.

All related party transactions are measured at the exchange amount which is the consideration agreed to between the related parties.

3.	Patent

On April 10, 2007, the Company had entered into an asset purchase agreement with Bioxen Ltd., (“Bioxen”) a company indirectly owned by a former director of the Company, for the purchase of the rights, title and interest to certain intellectual property for $100.

On February 7, 2009, the Company had entered into a licensing agreement with Bioxen for further development of its intellectual property. The Company did not receive any consideration and on August 12, 2009, the Company entered into an asset purchase agreement with Bioxen which overrode the licensing agreement. Pursuant to the asset purchase agreement, Bioxen purchased the rights, title and interest in certain intellectual property from the Company. As consideration, Bioxen is obligated to pay the Company $74,030 (50,000 EUR), within 5 days of completion of a corporate financing in a minimum amount of 500,000 EUR. Accordingly, during the period ended October 31, 2009, a gain on sale of $70,645 was recognized and included in receivables at October 31, 2009 (January 31, 2009 - $Nil).

In addition, Bioxen will pay the Company a ½ of 1% royalty, calculated on all gross revenue of licensed products sold by Bioxen, to a maximum payment of $3,000,000. In conjunction with the asset purchase agreement, a director of Bioxen was obligated to enter into a subscription agreement for the purchase of 118,000 shares of common stock of the Company at a price of $0.17 for total proceeds of $20,060 (Note 4).

At October 31, 2009, the Company wrote-off the fair value of certain intellectual property, being a patent for cancer related technology, of $1 due to a change in focus of the Company’s business (Note 6).

4.	Common Stock

During the year ended January 31, 2009, the Company authorized a 40 to 1 reverse stock split which became effective for trading on February 2, 2009. All share and per share information in these financial statements has been adjusted to reflect the reverse stock split on a retroactive basis.

During the nine month period ended October 31, 2009, the Company amended the articles of incorporation to increase the authorized common stock to 100,000,000 shares, with a par value of $0.001 and authorize the issuance of up to 100,000,000 shares of preferred stock, with a par value of $0.001. At October 31, 2009 this amendment is still pending approval by the U.S. Securities and Exchange Commission.

During the nine month period ended October 31, 2009, the Company issued the following shares:

a)

1,200,000 shares of common stock at $0.025 per share, 465,000 shares of common stock at $0.10 per share, and 60,000 shares of common stock at $0.17 per share for cumulative proceeds of $86,700. In connection with this financing, the Company issued 320,000 shares with a fair value of $0.10 per common share totalling $32,000 that have been recorded as finders’ fees and paid $14,272 pursuant to a consulting agreement (Note 6(c)). The Company also recorded in accounts payable and accrued liabilities an additional $12,698 as finders’ fees.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009

b)	669,600 shares of common stock at $0.05 per share, for the conversion of debt in the amount of $33,480.

c)	400,000 shares of common stock at $0.10 per share totalling $40,000 pursuant to a consulting services agreement.

During the nine month period ended October 31, 2009, the Company received gross proceeds of $113,160 for a subscription of 200,000 shares of its common stock at $0.10 per share, and 551,176 shares of its common stock at $0.17 per share. These shares have not been issued at October 31, 2009.

At October 31, 2009, the Company is obligated to issue 210,000 shares (January 31, 2009 – Nil) of its common stock at a fair values of $0.10 per share and $0.17 per share, totalling $28,350, for consulting fees.

5.	Stock Options

On May 11, 2007 the Company adopted a stock option plan and granted 22,250 stock options to officers, employees and consultants, exercisable at $30.40 per share for a period of five years. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term. The options vest at a rate of 20% every six months, commencing November 10, 2007. The fair value of these options at the date of grant was estimated to be $575,656 using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 4.75%, a dividend yield of 0%, and expected volatility of 123%.

During the nine month period ended October 31, 2009, $49,482 in stock based compensation expense was recognized (October 31, 2008 - $115,131) in relation to vested stock options and $1,725 of total unrecognized compensation costs related to the unvested options. During the nine month period ended October 31, 2009, stock based compensation expense has been allocated equally to Management fees and Research and development.

As of October 31, 2009, 22,250 options have been granted, 3,200 options have vested, 18,250 options have expired and no options have been exercised.

6.	Commitments

a)

On July 1, 2009, the Company entered into an exclusive license agreement with C-Virionics to acquire an exclusive worldwide sublicense to intellectual property licensed by C-Virionics pertaining to the prevention and treatment of Hepatitis C. Under the terms of the agreement, the Company will issue 12,000,000 common shares to C-Virionics within 90 days and pay $31,742 relating to annual maintenance fees and past patent expenses. Additionally, the Company will be required to pay C-Virionics a royalty fee of 1.0% of all gross revenues of licensed products sold. As at October 31, 2009, the Company has not made any payments and subsequent to October 31, 2009, the Company is in the process of renegotiating the agreement with C-Virionics (see Note 7).

b)

On July 14, 2009, the Company entered into a service agreement with Moody Capital Solutions, Inc. (“Moody”) whereby Moody will serve as an investment banker and placement agency for the Company. The term of the agreement is 120 days and Moody is entitled to receive:

		i.	$8,000 payable in four equal instalments of $2,000 ($4,000 paid, $4,000 accrued); and

		ii.	210,000 restricted common shares issuable in equal instalments of 52,500 common shares per month (shares issuance accrued).

Upon closing the placement of common or preferred stock and any convertible or redeemable debt, Moody shall receive 10% of the principal amount raised at each closing and 10% warrant coverage for any equity or sub-debt placed. The warrants will be exercisable at 10% above the offering or conversion price, have piggyback registration rights and exercisable for a period of 5 years. Should the Company be sold during the term of the agreement, Moody will receive a break-up fee of $100,000. The Company also agrees that if Moody or any affiliate with over 50% control by Moody introduces the Company, during the term of the agreement or within three years from the termination date, to equity or debt financing, the Company will pay the fees as stated above.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2009

c)

On January 1, 2009, the Company entered into a finders’ fee agreement with a consultant whereby the consultant was appointed for a period of 12 months to introduce the Company to prospective investors to complete an equity placement of up to $500,000. The consultant will be paid a 15% fee of the funds raised plus 320,000 common shares of the Company. As at October 31, 2009, the Company paid the consultant $14,272 and has recorded in accounts payable and accrued liabilities an additional $12,698.

7.	Subsequent Events

On November 5, 2009, the Company entered into a letter of intent with C-Virionics to effect the purchase by the Company of C-Virionics, and all of its intellectual property and licenses, in exchange for 12,000,000 of the Company’s common shares. It is the intention of the two parties to enter into a formal agreement no later than February 28, 2010. Once the transaction is completed, the Company will change its name to C-Vironics, Inc. and raise a minimum of $300,000.

Management evaluated events occurring between the end of the fiscal quarter, October 31, 2009 and December 17, 2009 when the financial statements were issued.

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

As of the closing date of the asset purchase agreement on February 15, 2007, our company commenced the business of developing a novel therapeutic, recombinant protein called “Cyplasin”. On April 10, 2007, we entered into an asset purchase agreement with Bioxen Ltd., whereby we acquired a second Cyplasin patent describing a protein having anti tumor effect. Research into the Cyplasin protein structure has allowed us to manufacture the protein in the laboratory and develop procedures for the scale up in large-scale manufacturing processes as the discovery was to be commercialized. Additional patents were filed for these various processes and some have been issued in various jurisdictions.

Prior to the Cyplasin asset being vended into our company an aggregate of approximately $1.8 million had been spent on research and development related activities. These previous expenditures allowed for the Company to anticipate the further development of the protein molecule from discovery and proof of concept stage to a clinical development stage.

During the last part of 2008 as we completed our preclinical testing and analysis of Cyplasin-SC™, as a therapy for skin cancer and melanoma treatment it was determined the product would require additional product formulation work and additional funding would b e required in order to advance the potential product to human clinical studies. Due to the current and past years financial environment we were not successful in being able to raise the required funds and subsequently we were unable to proceed with the Cyplasin product development on our own and started looking for strategic development partners or a sale of the company via a Reverse Take Over (RTO) event.

In order to prepare for such events, on December 23, 2008, we effected a forty (40) old for one (1) new reverse stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital decreases from 465,000,000 shares of common stock with a par value of $0.001 to 11,625,000 shares of common stock with a par value of $0.001and our issued and outstanding shares decrease from 39,584,000 shares of common stock to 989,600 shares of common stock.

The reverse stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on February 2, 2009 under the new stock symbol “CPBM”. Our new CUSIP number is 232664201.

On February 4, 2009, our board of directors and the holders of the majority of our outstanding shares approved an increase to our authorized number of shares of common stock from 11,625,000 shares to 100,000,000 shares with a par value of $0.001 per share. They also authorized the issuance of up to 100,000,000 shares of preferred stock, par value of $0.001 per share. As of the date of this quarterly report, these amendments have not yet become effective with the Securities and Exchange Commission or with the Nevada Secretary of State.

On February 7, 2009, we entered into a licensing agreement with Bioxen for further development of the Cyplasin product. Under terms of the agreement, Bioxen received an exclusive license to further develop the Cyplasin product and commercialize the intellectual property and corresponding patents held by our company.

In consideration of the license granted, Bioxen shall pay our company a 1.25% royalty, calculated on all gross revenue of licensed products sold by Bioxen. In addition, Bioxen would also pay a non-refundable license fee of 25,000 EUR. This fee shall be due within 30 days of the completion of any corporate financing by Bioxen, in which Bioxen receives a minimum collective amount of 500,000 EUR. Bioxen also agrees to pay all current outstanding patent amounts owed by our company and all ongoing, continued, and related patent and maintenance fees owed.

On February 13, 2009, we entered into a letter of intent with Vancouver based Pacific Therapeutics Ltd. to effect a reverse takeover in which we would acquire 100% of Pacific Therapeutics Ltd.’s common stock to be completed on or before March 30, 2009. Due to Pacific Therapeutics Ltd.’s investors wishing to remain a private company, the letter of intent with PTL was terminated May 1, 2009.

On July 1, 2009, the Company entered into a license agreement with Arizona based C-Virionics Corporation for their Hepatitis C prophylactic vaccine. The technology is based upon the work of Dr. Jake Laing from the NIH and involves the synthesis of vaccines based on Virus Like Particles ( VLP). We have also developed a revenue generation strategy based upon the manufacture of generic off patent drugs which are used in the treatment of Hepatitis C.

On August 1, 2009 the Company entered into an IP Asset Transfer Agreement with Bioxen Ltd., which effectively terminated the previous license agreement and in consideration for cancellation of Bioxen shares in the Company, returned the Cyplasin patents back to Bioxen. Under the terms of the agreement, Bioxen is obligated to pay the Company $74,030 (50,000 EUR) within 5 days of completion of a corporate financing in a minimum amount of 500,000 EUR.

During the course of these events the company was also actively sourcing funding from various investors in order to continue with the operations of the Company.

Upon further discussion with C-Virionics we announced the entering into a letter of intent to effect an RTO with C-Virionics. The letter of intent states that upon satisfactorily disclosure and performance of due diligence by both parties we would anticipate the closing of an RTO agreement of C-Virionics by Cyplasin by February 28th, 2010. This due diligence is ongoing and the license from C-Virionics is still in effect but would be terminated upon a successful closing of the RTO. In the event such an RTO is not finalized the license would continue to be in effect.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Business Activities

Results of Operations

Three month Summary ending October 31, 2009 and 2008

		Three Months Ended
		October 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$125,516		$120,650
Net Loss		$(59,766)		$(120,650)

Expenses

Our operating expenses for the three month periods ended October 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended
	October 31
	2009		2008
Consulting fees	$69,100		Nil
General and administrative	$14,582		$42,478
Management fees	$20,875		$22,237
Research and development	$20,875		$53,949
Travel	$84		$1,986
Gain of sale of patent	$70,645	$	Nil
Loss on settlement of debt	$(4,894)	$	Nil

	Three Months Ended
	October 31
	2009		2008
Write off of patent	$(1)	$	Nil

Operating expenses for the three months ended October 31, 2009, increased by 4.03% as compared to the comparative period in 2008 primarily as a result of increases in consulting fees.

Nine month Summary ending October 31, 2009 and 2008

		Nine Months Ended
		October 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$277,525		$478,615
Net Loss		$(211,775)		$(478,615)

Expenses

Our operating expenses for the nine month periods ended October 31, 2009 and 2008 are outlined in the table below:

	Nine Months Ended
	October 31
	2009		2008
Consulting fees	$76,350	$	Nil
General and administrative	$62,994		$191,346
Management fees	$68,983		$69,892
Research and development	$68,983		$211,717
Travel	$215		$5,660
Gain of sale of patent	$70,645	$	Nil
Loss on settlement of debt	$(4,894)	$	Nil
Write off of patent	$(1)	$	Nil

Operating expenses for the nine months ended October 31, 2009, decreased by 42.0% as compared to the comparative period in 2008 primarily as a result of decreases in general and administrative expenses, research and development and travel expenses.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

On March 31, 2007 our board of directors approved our 2007 stock option plan. Under the 2007 stock option plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 75,000 (post split) shares of our common stock. As at October 31, 2009, there were 52,500 (post split) shares of our common stock still available for future grant under the plan.

Liquidity and Financial Condition

Working Capital
	At October	At January	Percentage
	31, 2009	31, 2009	Increase/Decrease
Current Assets	$156,201	$49,534	215.34%
Current Liabilities	$112,596	$86,364	30.37%
Working Capital	$43,605	$(36,830)	218.39%

Cash Flows
		As at
		October 31,
		2009		2008
Net Cash Provided by (Used in) Operating Activities		$(154,932)		$(349,222)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$185,588	$	Nil
Effect of Exchange Rate Changes		$(4,153)		$(18,585)
Increase (Decrease) In Cash During The Period		$26,503		$(367,807)

As of October 31, 2009, our company had working capital of $43,605. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Management and Consulting	$500,000
Research and Development	3,500,000
General and Administrative	550,000
Total	$4,550,000

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

Research and Development

Research and product development costs are expensed as incurred.

Other Comprehensive Income

During the years ended January 31, 2009 and 2008, the only component of comprehensive income was foreign currency translation adjustments.

Income Taxes

Our company uses the assets and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Our company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Basic and Diluted Loss per Share

Our company reports basic loss per share in by computing the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. For the years presented, diluted loss per share is equal to basic loss per share as the effect of the computations are anti-dilutive.

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

Foreign Currency Translation

Our company’s functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollar equivalents. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses.

The cumulative translation adjustment is reported as a separate component of accumulated other comprehensive income, whereas gains and losses arising from foreign currency translations are included in results of operations.

Stock-Based Compensation

Compensation cost related to share-based payments, such as stock options and employee stock purchase plans, are recognized in the financial statements based on the grant-date fair value of the award.

Recent Accounting Pronouncements

Our company recognizes in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of our financial effect, or a statement that such an estimate cannot be made.

The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative GAAP recognized by the FASB to be applied to nongovernment entities. The adoption of the Codification has not had a material impact on our financial position, results of operations or cash flows.

Certain other recent accounting pronouncements have not been disclosed as they are not applicable to our company.

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

As of October 31, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since inception through October 31, 2009, we have a net loss of $1,699,258. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Our product development efforts are primarily directed toward obtaining regulatory approval for our Hepatitis C product treatments. Our products may not be employed in all potential applications being investigated, and any reduction in applications may limit the market acceptance of our products and our potential revenues. As a result, even if our products are developed into marketable products and we obtain all required regulatory approvals, we cannot be certain that our products will be adopted at a level that would allow us to operate profitably.

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

We are highly dependent upon our management personnel such as the loss of the services of one or more of our management may impair management's ability to operate our company. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

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

Our certificate of incorporation authorizes the issuance of up to 11,625,000 shares of common stock. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 3, 2009, we approved the issuance of 30,000 common shares pursuant to a private placement raising gross proceeds of $5,100. As of the date of this quarterly report, they have not been issued. The shares are to be issued to one (1) non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2/a filed on July 29, 2005)

Exhibit
Number	Description

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on May 5, 2005)

(10)	Material Contracts

10.1	Asset Purchase Agreement dated February 1, 2007 with Christian Petzelt (Incorporated by reference from our Form 8-K Current Report filed on February 5, 2007)

10.2	Asset Purchase Agreement dated April 10, 2007 with Bioxen Ltd. (Incorporated by reference from our Form 8-K Current Report filed on April 13, 2007)

10.3	Consulting Agreement dated February 15, 2007 with Christian Petzelt (Incorporated by reference from our Form 10-KSB filed on May 1, 2007)

10.4	Consulting Agreement dated February 15, 2007 with Bioxen Ltd. (Incorporated by reference from our Form 10-KSB filed on May 1, 2007)

10.5	Consulting Agreement dated February 15, 2007 with Garth Likes (Incorporated by reference from our Form 10-KSB filed on May 1, 2007)

10.7	Form of Stock Option Agreement (Incorporated by reference from our Form 8-K Current Report filed on July 3, 2007)

(31)	Section 302 Certification

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPLASIN BIOMEDICAL LTD.
(Registrant)

Dated: December 18, 2009
/s/ Garth Likes
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)