Form 10-K
period 2010-01-31
CYPLASIN BIOMEDICAL LTD.
filed 2010-05-18
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

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

5,200,376 as of May 14, 2010

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

Effective November 25, 2009, the Nevada Secretary of State accepted for filing a Certificate of Amendment, wherein we have effected an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 11,625,000 shares to 100,000,000 shares, par value of $0.001 per share; and an amendment to our Articles of Incorporation for the alteration of our authorized share capital to authorize the issuance of up to 100,000,000 shares of preferred stock, par value of $0.001 per share, for which our directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the shares of preferred stock.

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

In consideration of the license granted, Bioxen shall pay our company a 0.5% royalty, calculated on all gross revenue of licensed products sold by Bioxen. In addition, Bioxen would also pay a non-refundable license fee of 25,000 EUR. This fee shall be due within 30 days of the completion of any corporate financing by Bioxen, in which Bioxen receives a minimum collective amount of 500,000 EUR. Bioxen also agrees to pay all current outstanding patent amounts owed by our company and all ongoing, continued, and related patent and maintenance fees owed.

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

On August 1, 2009 the Company entered into an IP Asset Transfer Agreement with Bioxen Ltd., which effectively terminated the previous license agreement and in consideration for cancellation of Bioxen shares in the Company, returned the Cyplasin patents back to Bioxen. Under the terms of the agreement, Bioxen is obligated to pay the Company $69,335 (50,000 EUR) within 5 days of completion of a corporate financing in a minimum amount of 500,000 EUR.

During the course of these events the company was also actively sourcing funding from various investors in order to continue with the operations of the Company.

Upon further discussion with C-Virionics we announced the entering into a letter of intent to effect an RTO with C-Virionics. The letter of intent states that upon satisfactorily disclosure and performance of due diligence by both parties we would anticipate the closing of an RTO agreement of C-Virionics by Cyplasin by February 28, 2010. This due diligence is ongoing and the license from C-Virionics is still in effect but would be terminated upon a successful closing of the RTO. In the event such an RTO is not finalized the license would continue to be in effect.

Research and development

We are a biotechnology development stage company and have not generated any revenues from our technologies. We believe, however, that there are opportunities to discover and develop effective and cost-effective treatments for the VLP technology licensed via the NIH for Hepatitis C. In addition to developing a vaccine for Hepatitis C, we anticipate to be able to develop generic Hepatitis C therapeutic drugs which we can market and generate revenue from.

During our fiscal year ended January 31, 2010 we expended $87,479 on research and development costs, compared to $272,889 during the fiscal year ended January 31, 2009.

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

We currently have the rights to the following patents in the US and in Europe with other territories having been filed and awaiting issuance:

1.	patent, which describes a “Protein having an anti-tumoral effect,” has been granted as defined below:

	•	US Patent No. 6,171,818 B1 was issued January 9, 2001
	•	European Patent EP 0 858 465 was issued January 29, 2003

2.

A second patent entitled “Cytotoxic Cyplasin of the Sea Hare, Aplysia punctata, cDNA Cloning and Expression of Bioreactive Recombinants” with US-Application No. 10/501,098 and European Application No 02019 914.7-1521 has been granted in the United States. The patent claims cover the production and manufacturing by mammalian cells of a cytotoxic recombinant protein Cyplasin, and its use to treat cancer:

	•	US Patent No. 7,271,242 B2 was issued September 18, 2007
	•	Applications for these patents have been filed in all relevant countries on a worldwide basis and are expected to be issued as they are processed in due course.

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

Employees

At this time, our company has no employees other than our sole director and officer.

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

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a history of losses and nominal operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception through January 31, 2010, we have a net loss of $1,732,592. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.        Properties

Executive Offices

Our principal business offices are located at Unit 131 Advanced Technology Center, 9650 - 20th Avenue NW, Edmonton, Alberta, Canada. We lease approximately 450 sq. feet at a cost of $542.16 per month for our use of these premises. We believe that our current lease arrangements provide adequate pace for our foreseeable future needs.

Item 3.        Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.       (Removed and Reserved)

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
January 31, 2010	$0.10	$0.04
October 31, 2009	$0.05	$0.05
July 31, 2009	$1.15	$0.2
April 30, 2009	n/a	n/a
January 31, 2009	$0.02	$0.009
October 31, 2008	$0.109	$0.01
July 31, 2008	$0.35	$0.10
April 30, 2008	$0.85	$0.35
January 31, 2008	$1.54	$0.62

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

On May 14, 2010, the shareholders' list showed 30 registered shareholders and 5,200,376 common shares outstanding.

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

The following table summarizes certain information regarding our equity compensation plan as at January 31, 2010 (post split):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	4,000 500,000	$30.40 $0.18	2,496,000

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2010.

Item 6.        Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2010 and January 31, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

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

Results of Operations

For the Year Ending January 31, 2010 and 2009

		Year Ended
		January 31
		2010		2009
Revenue	$	Nil	$	Nil

Operating Expenses		$310,239		$631,103

Net Income (Loss)		$(245,109)		$(631,103)

Expenses

Our operating expenses for our years ended January 31, 2010 and 2009 are outlined in the table below:

	Year Ended
	January 31
	2010	2009
General and administrative	$134,455	$242,402

Management fees	$87,479	$101,826

Research and development	$87,479	$272,889

Travel	$826	$13,986

Operating expenses for year ended January 31, 2010, decreased by approximately 50% as compared to the comparative period in 2009 primarily as a result of decreases across all expense categories as a result of our company’s current business, which has been much less capital intensive than previous operations.

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

Liquidity and Financial Condition

Working Capital

	At	At
	January 31,	January 31,	Increase/
	2010	2009	Decrease
Current Assets	$59,045	$49,534	$9,511

Current Liabilities	$124,782	$86,364	$38,418

Working Capital (deficit)	$(65,737)	$(36,830)	$28,907

Cash Flows

	Year Ended		Year Ended
	January 31,		January 31,
	2010		2009
Net Cash Used in Operating Activities	$188,733		$382,518

Net Cash Used in Investing Activities	$98,288	$	Nil

Net Cash Provided by Financing Activities	$278,358	$	Nil

Increase in Cash During the Period	$(21,035)		$(411,561)

In the next twelve months we anticipate spending $120,000 on management fees, $150,000 on general and administrative expenses and $150,000 on research and development. Our cash on hand at January 31, 2010 was $4,918. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended January 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Critical Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in US dollars. The Company’s fiscal year end is January 31.

Principles of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiary, Cyplasin OncoScience Inc. These financial statements also include the accounts of Astro Nutrition Inc. (“Astro”), whose results of operations and cash flows for the period from February 1, 2007 to February 15, 2007, have been reported on a discontinued basis. All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. The Company’s actual results could differ from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of impairment of intangibles and long lived assets, fair value of stock-based transactions, expected tax rates for future income tax recoveries and determining the fair values of financial statements.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended January 31, 2010 and 2009, the only component of comprehensive income was foreign currency translation adjustments.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company accounts for uncertainty in income taxes by prescribing the recognition threshold that a tax position is required to meet before any part of the benefit of that position may be recognized in the financial statements.

Basic and Diluted Loss per Share

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

Stock-Based Compensation

The Company records the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, in the financial statements based on the grant-date fair value of the award.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. The statement defines two types of subsequent events (1) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and (2) non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The adoption had no material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of US authoritative GAAP. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing US GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance did not have an effect on the Company’s consolidated results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the consolidated financial statements of the Company.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.        Financial Statements and Supplementary Data

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
January 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Cyplasin Biomedical, Ltd.

We have audited the accompanying consolidated balance sheets of Cyplasin Biomedical, Ltd. (a development stage company), as of January 31, 2010 and 2009 and the consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from February 15, 2007 (date of reporting as a development stage company) to January 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Cyplasin Biomedical, Ltd. as of January 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from February 15, 2007 (date of reporting as a development stage company) to January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

  DALE MATHESON CARR-HILTON LABONTE LLP
Chartered Accountants

Vancouver, Canada
May 14, 2010

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

	January 31,
	2010	2009
ASSETS	$	$

Current Assets
Cash	4,918	25,953
Receivables	32,019	18,160
Prepaids (Note 11)	22,108	5,421
Total Current Assets	59,045	49,534
Account receivable (Note 4)	69,335	–
Equipment, net (Note 3)	1,576	1,200
Patent (Note 4)	–	101
Licenses (Note 5)	740,427	–
Total Assets	870,383	50,835

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities (Note 5 and 6)	114,782	86,364
Loan payable (Note 7)	10,000	–
Total Liabilities	124,782	86,364

Contingency (Note 1)
Commitments (Note 5 and 7)
Subsequent events (Note 14)

Stockholders’ Equity (Deficit)
Common stock (Note 8)
Authorized: 100,000,000 shares of common stock, par value $0.001 and 100,000,000 shares of preferred stock, par value $0.001
Issued and outstanding: 4,104,200 shares of common stock (January 31, 2009 – 989,600)	4,104	990
Additional paid-in capital	1,638,211	1,464,111
Accumulated other comprehensive income	28,756	41,128
Obligation to issue shares (Note 5 and 11)	654,475	–
Subscriptions received (Note 8)	206,922	–
Deficit	(54,275)	(54,275)
Deficit accumulated during the development stage	(1,732,592)	(1,487,483)
Total Stockholders’ Equity (Deficit)	745,601	(35,529)
Total Liabilities and Stockholders’ Equity	870,383	50,835

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Operations

	Accumulated From
	February 15, 2007
	(Date of reporting
	as a development
	stage company)	Year	Year
	to	Ended	Ended
	January 31,	January 31,	January 31,
	2010	2010	2009
	$	$	$

Operating Expenses
General and administrative (Note 6, 8, 10 and 11)	631,864	134,455	242,402
Management fees (Note 6 and 10)	260,661	87,479	101,826
Research and development (Note 6 and 10)	890,385	87,479	272,889
Travel	14,812	826	13,986
Loss Before Other Items	(1,797,722)	(310,239)	(631,103)
Other Items
Gain of sale of patent (Note 4)	70,025	70,025	–
Loss on settlement of debt (Note 6)	(4,894)	(4,894)	–
Write-off of patent (Note 4)	(1)	(1)	–
Net Loss	(1,732,592)	(245,109)	(631,103)

Loss Per Share – Basic and Diluted		(0.12)	(0.64)

Weighted Average Shares Outstanding – Basic and Diluted		2,125,849	989,600

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity

								Deficit
				Accumulated				accumulated
		Common	Additional	Other	Obligation			during the
	Common	Stock	Paid-in	Comprehensive	to issue	Subscriptions		development
	Stock	Amount	Capital	Income (Loss)	shares	received	Deficit	stage	Total
	Number	$	$	$	$	$	$	$	$
Balance, January 31, 2007
and February 15, 2007 (date
of reporting as a
development stage
company)	1,770,100	1,770	54,831	(168)	–	–	8,394	–	64,827
Common stock issued	525,000	525	(524)	–	–	–	–	–	1
Common stock cancelled	(1,333,000)	(1,333)	1,333	–	–	–	–	–	–
Private placements	42,500	28	1,099,972	–	–	–	–	–	11,000,000
Stock-based compensation	–	–	115,131	–	–	–	–	–	115,131
Foreign currency translation	–	–	–	70,339	–	–	–	–	70,339
Net loss	–	–	–	–	–	–	(62,669)	(856,380)	(919,049)
Balance, January 31, 2008	989,600	990	1,270,743	70,171	–	–	(54,275)	(856,380)	431,249
Stock-based compensation	–	–	193,368	–	–	–	–	–	193,368
Foreign currency translation	–	–	–	(29,043)	–	–	–	–	(29,043)
Net loss	–	–	–	–	–	–	–	(631,103)	(631,103)
Balance, January 31, 2009	989,600	990	1,464,111	41,128	–	–	(54,275)	(1,487,483)	(35,529)
Private placements	1,725,000	1,725	84,975	–	–	–	–	–	86,700
Shares for debt	669,600	669	32,811	–	–	–	–	–	33,480
Shares for consulting	400,000	400	39,600	–	–	–	–	–	40,000
Finder’s shares	320,000	320	31,680	–	–	–	–	–	32,000
Finder’s fees	–	–	(69,962)	–	–	–	–	–	(69,962)
Stock-based compensation	–	–	54,996	–	–	–	–	–	54,996
Obligation to issue shares	–	–	–	–	654,475	–	–	–	654,475
Foreign currency translation	–	–	–	(12,372)	–	–	–	–	(12,372)
Subscriptions received	–	–	–	–	–	206,922	–	–	206,922
Net loss	–	–	–	–	–	–	–	(245,109)	(245,109)
Balance, January 31, 2010	4,104,200	4,104	1,638,211	28,756	654,475	206,922	(54,275)	(1,732,592)	745,601

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Accumulated From
	February 15, 2007
	(Date of reporting
	as a development	Year	Year
	stage company) To	Ended	Ended
	January 31,	January 31,	January 31,
	2010	2010	2009
	$	$	$

Cash Flows From Operating Activities

Net loss	(1,786,867)	(245,109)	(631,103)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	1,333	621	547
Gain on sale of patent	(70,125)	(70,025)	–
Foreign exchange on gain on sale of patent	790	790	–
Loss on settlement of debt	4,894	4,894	–
Shares issued for consulting services	40,000	40,000	–
Obligation to issue shares for consulting services	28,875	28,875
Stock-based compensation	363,495	54,996	193,368
Write-off of patent	1	1	–

Changes in operating assets and liabilities:

Receivable	(32,019)	(13,859)	(6,176)
Prepaids	(22,108)	(16,687)	11,182
Accounts payable and accrued liabilities	113,134	26,770	49,664

Net Cash Used in Operating Activities	(1,358,497)	(188,733)	(382,518)
Cash Flows From Investing Activities

Acquisition of equipment	(2,909)	(997)	–
Acquisition of patent	(100)	–	–
Acquisition of licenses	(97,291)	(97,291)	–

Net Cash Used in Investing Activities	(100,300)	(98,288)	–

Cash Flows From Financing Activities

Proceeds from loan payable	10,000	10,000	–
Issuance of common stock	1,218,037	61,436	–
Subscriptions received	206,922	206,922	–

Net Cash Provided By Financing Activities	1,434,959	278,358	–

Effect of Exchange Rate Changes	28,756	(12,372)	(29,043)

Change in Cash	4,918	(21,035)	(411,561)

Cash– Beginning	–	25,953	437,514

Cash– Ending	4,918	4,918	25,953

Supplemental Cash Flow Information – Note 13

The accompanying notes are an integral part of these consolidated financial statements.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010

1.	Nature of Operations

Cyplasin Biomedical, Ltd. (the “Company”) was incorporated in the state of Nevada on November 25, 2004 and is a development stage company. The Company’s shares are quoted on the OTC-BB.

Pursuant to Asset Purchase Agreements (Note 4), the Company had acquired intellectual property comprised of patents used in the development of cancer treatment technology. During the year ended January 31, 2010, the Company wrote-off and sold these patents due to a change in focus of the Company’s business and acquired licenses for patents pertaining to the technology utilized in the prevention and treatment of hepatitis C (Note 5).

The accompanying consolidated financial statements have been prepared on the basis of a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At January 31, 2010, the Company had not yet achieved profitable operations and has accumulated losses of $1,786,867 (2009 - $1,541,758) since its inception and has a working capital deficiency of $65,737 (2009 - $36,830). The continuing operations of the Company are dependent upon its ability to raise adequate financing to develop its technology for production.

Realization values may be substantially different from the carrying values shown on these financial statements. These consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Since internally generated cash flow will not fund development and commercialization of the Company’s technology, the Company will require significant additional financial resources and will be dependent on future financings to fund its ongoing operations as well as other working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of progress in its development and commercialization program. There can be no assurance that the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

Management is addressing going concern remediation through raising additional sources of capital for operations and planned commercialization. Management’s plans are intended to increase the Company’s financial stability and to improve the efficiency of continuing operations. The Company intends to generate money from future production of hepatitis C therapy products and raising funds from investors via equity. Management is aware that material uncertainties exist, related to current economic conditions, which could cast doubt about the entity’s ability to continue to finance its activities. It is expected that the Company may incur further losses in the development of its business, all of which casts reasonable doubt about the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in US dollars. The Company’s fiscal year end is January 31.

b)	Principles of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiary, Cyplasin OncoScience Inc. These financial statements also include the accounts of Astro Nutrition Inc. (“Astro”), whose results of operations and cash flows for the period from February 1, 2007 to February 15, 2007, have been reported on a discontinued basis. All significant intercompany transactions and balances have been eliminated upon consolidation.

c)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. The Company’s actual results could differ from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of impairment of intangibles and long lived assets, fair value of stock-based transactions, expected tax rates for future income tax recoveries and determining the fair values of financial statements.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010

2.	Summary of Significant Accounting Policies (continued)

	d)	Foreign Currency Translation

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

	f)	Patent and Licenses

Goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment. The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed. Licenses have a finite life of 14 years and are amortized on a straight line basis over the life.

	g)	Long-Lived Assets

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

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended January 31, 2010 and 2009, the only component of comprehensive income was foreign currency translation adjustments.

	j)	Income Taxes

The Company uses the assets and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company accounts for uncertainty in income taxes by prescribing the recognition threshold that a tax position is required to meet before any part of the benefit of that position may be recognized in the financial statements.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010

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

	m)	Stock-Based Compensation

The Company records the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, in the financial statements based on the grant-date fair value of the award.

	n)	Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. The statement defines two types of subsequent events (1) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and (2) non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The adoption had no material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of US authoritative GAAP. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing US GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance did not have an effect on the Company’s consolidated results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the consolidated financial statements of the Company.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010

3.	Equipment

Equipment consisted of the following:

	January 31,	January 31,
	2010	2009
	$	$

Computer hardware	2,667	1,670
Furniture and equipment	242	242
	2,909	1,912
Less: Accumulated depreciation	(1,333)	(712)

	1,576	1,200

4.	Patent

Pursuant to an Asset Purchase Agreement, dated February 1, 2007, the Company acquired a patent, the value of which was deemed to be indeterminable. A nominal value of $1 was assigned to the patent, which was written-off during the year ended January 31, 2010 due to a change in focus of the Company’s business.

On April 10, 2007, the Company entered into another Asset Purchase Agreement with Bioxen Ltd., (“Bioxen”) a company indirectly owned by a former director of the Company, for the purchase of the rights, title and interest to certain intellectual property for $100. On August 12, 2009, the Company entered into an Asset Purchase Agreement (the “Bioxen Asset Purchase Agreement”) whereby Bioxen purchased the rights, title and interest to the intellectual property from the Company. As consideration, Bioxen is obligated to pay the Company $69,335 (50,000 EUR), within 5 days of completion of a corporate financing in a minimum amount of 500,000 EUR, which is recorded as a receivable at January 31, 2010. The Company recorded a gain of $70,025 on the sale of the intellectual property, net of foreign exchange losses.

In addition, Bioxen will pay the Company a 0.5% royalty, calculated on all gross revenue of licensed products sold by Bioxen, to a maximum payment of $3,000,000. At January 31, 2010, the Company has recorded $Nil in royalties receivable from Bioxen. In conjunction with the Bioxen Asset Purchase Agreement, a director of Bioxen was obligated to enter into a subscription agreement for the purchase of 118,000 shares of common stock of the Company at a price of $0.17 for total proceeds of $20,060 which was completed during the current year.

5.	Licenses

Effective December 29, 2009, the Company entered into an Asset Assignment Agreement with C-Virionics Corporation (“C-Virionics”) whereby the Company acquired certain licenses to patents used in the development of vaccination for prevention and treatment of hepatitis C. In consideration, the Company paid $97,291 in royalty and other costs on behalf of C-Virionics and is obligated to issue 3,680,000 shares of common stock with a fair value of $625,600 which has been recorded in obligation to issue shares at January 31, 2010.

The licenses to patents are licensed from the Unites States Public Health Service (“PHS”), to which the Company is obligated to make the following royalty payments:

a)	$5,000 annually commencing January 1, 2010;
b)	5% on net sales; and
c)	Benchmark royalties of:
	–	$25,000 upon initiation of phase I clinical trials;
	–	$100,000 upon initiation of phase II clinical trials;
	–	$250,000 upon initiation of phase III clinical trials;
	–	$500,000 upon Biologics License Application (“BLA”) submission; and
	–	$3,000,000 upon BLA approval.

The Company is also obligated to pay PHS additional sublicensing royalties based on the fair market value of any consideration received.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010

At January 31, 2010, the Company has recorded a royalty payable of $17,536 in accounts payable and accrued liabilities.

6.	Related Party Transactions

A former director of the Company received a monthly management consulting fee of $Nil (2009 - CDN$3,000), totaling $Nil (2009 - $16,796) for the year ended January 31, 2010, which has been recorded as research and development.

The President of the Company received a monthly management consulting fee of CDN$11,250 totaling $119,962 (2009 - $124,434) for the year ended January 31, 2010, of which $59,981 (2009 - $62,217) has been recorded as management fees and $59,981 (2009 - $62,217) as research and development.

A Company indirectly owned by a former director of the Company received a monthly management consulting fee of $Nil (2009 - CDN $8,250) totaling $Nil (2009 – $60,835) for the year ended January 31, 2010, which has been recorded as research and development.

During the year ended January 31, 2010, the Company paid $Nil (2008 - $7,374) in consulting fees to directors of the Company which has been recorded as general and administrative expenses.

During the year ended January 31, 2010, the Company settled debt with a director of the Company in the amount of $28,586 (2009 - $Nil) through the issuance of shares of common stock with a fair value of $33,480 (Note 8) and realized a loss on settlement of debt in the amount of $4,894.

Included in accounts payable and accrued liabilities balance at January 31, 2010 are amounts of $18,854 (2009 - $26,868) due to related parties. These amounts are unsecured, bear no interest and are repayable on demand.

All related party transactions are measured at the exchange amount which is the consideration agreed to between the related parties.

7.	Loan Payable

On December 31, 2010, the Company received a $10,000 loan from a shareholder. The loan is non-interest bearing, unsecured and repayable upon demand. Subsequent to January 31, 2010, the Company repaid $5,000 and borrowed an additional $15,000 (Note 14).

8.	Common Stock

During the year ended January 31, 2010, the Company amended the articles of incorporation to increase the authorized common stock to 100,000,000 shares, with a par value of $0.001 and authorize the issuance of up to 100,000,000 shares of preferred stock, with a par value of $0.001. The preferred shares entitle the holder to payment as a preferred creditor in the case of corporate default.

During the year ended January 31, 2010, the Company issued the following shares:

a)

1,725,000 shares of common stock for gross proceeds of $86,700 upon completion of a private placement. Pursuant to a finder’s fee agreement (Note 11), the Company paid finder’s fees of $69,962, of which $12,698 is recorded in accounts payable and accrued liabilities and issued 320,000 finder’s shares with a fair value of $32,000.

b)	400,000 shares of common stock with a fair value of $40,000 for consulting fees, which has been recorded in general and administrative expenses.

b)	669,600 shares of common stock at $0.05 per share, for the conversion of debt in the amount of $33,480.

To January 31, 2010, the Company has received $206,922 in subscriptions which is comprised of advances towards private placements of 1,158,366 shares of common stock at $0.17 and 100,000 shares of common stock at $0.10. Subsequent to January 31, 2010, 946,176 of the shares of common stock were issued.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010

9.	Warrants

At January 31, 2009, the Company had 27,500 outstanding warrants, of which 12,500 were to expire on February 15, 2009 and 15,000 to expire on June 21, 2009. During the year ended January 31, 2010, these warrants expired unexercised.

10.	Stock Options

The following are the assumptions used for the Black-Scholes option pricing model to record the fair value of the stock options:

a)	The Company calculated volatility for stock options and awards using historical volatility.
b)	The Company used a 0% forfeiture rate and the Company does not consider forfeitures to be material.
c)	The Company has not, and does not intend to, issue dividends, therefore, the dividend yield assumption is 0%.
d)	The risk-free rate for the expected term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

On May 11, 2007 the Company adopted a stock option plan (the ‘”Plan”) and granted 22,250 stock options to officers, employees and consultants, exercisable at $30.40 per share for a period of five years. The Company recognizes stock-based compensation costs over the requisite service period of the award, which is the option vesting term. The options vest over a period of 30 months, commencing November 10, 2007. The fair value of these options at the date of grant was estimated to be $575,656 using the Black-Scholes option pricing model with an expected life of 5 years, a risk-free interest rate of 4.75%, a dividend yield of 0%, and expected volatility of 123%. These stock options expire on May 11, 2012.

To January 31, 2010, 4,000 of these stock options are outstanding and exercisable of which 1,600 vested during the current year, and 18,250 stock options were cancelled in 2009. During the year ended January 31, 2010, $41,396 in stock-based compensation expense was recognized (2009 - $193,368) in relation to vested stock options.

On January 31, 2010, the Company issued 500,000 stock options to the President of the Company, pursuant to the Plan. These options are exercisable at a price of $0.18 for a period of five years. The Company recognizes stock-based compensation costs over the requisite service period of the award, which is the option vesting term. The options vest at a rate of 20% per year, commencing January 31, 2010. The fair value of these options at the date of grant was estimated to be $68,006 using the Black-Scholes option pricing model with an expected life of 5 years, a risk-free interest rate of 2.34%, a dividend yield of 0%, and expected volatility of 101%. These stock options expire on January 31, 2015. To January 31, 2010, 100,000 of these stock options are exercisable and the Company recognized $13,600 in stock-based compensation expense in relation to these vested stock options.

Stock option transactions during the year ended January 31, 2010 were as follows:

Balance, January 31, 2008	22,250
Cancelled	(18,250)
Balance, January 31, 2009	4,000
Issued	500,000
Balance, January 31, 2010 – Outstanding	504,000
Balance, January 31, 2010 – Exercisable	104,000

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010

During the year ended January 31, 2010, stock-based compensation expense has been allocated to the following accounts:

	January 31,	January 31,
	2010	2009
	$	$

General and administrative	–	71,237
Management fees	27,498	20,698
Research and development	27,498	101,433

	54,996	193,368

11.	Commitments

a)

On January 1, 2009, the Company had entered into a finder’s fee agreement with a third party consultant, whereby the consultant would introduce investment capital to the Company for a period of 1 year. The consultant received a fee of 15% of the funds raised (totaling $37,962) plus 320,000 shares of common stock (issued with a fair value of $32,000), both of which have been recorded in common stock. The Company also agrees that if one of more parties introduced to the Company by the consultant during the term of the finder’s fee agreement completes an investment within one year after the term of the agreement, the Company will pay the fees as stated above. At January 31, 2010, recorded in prepaids is $22,108 in finder’s fees (2009 - $Nil).

b)

On July 14, 2009, the Company had entered into a service agreement with Moody Capital Solutions, Inc. (“Moody”) whereby Moody would serve as an investment banker and placement agency for the Company. The term of the agreement was until November 10, 2009 and Moody was entitled to receive $8,000 ($4,000 paid, $4,000 accrued); and issue 210,000 restricted shares of common stock with a fair value of $28,875 which have been recorded in obligation to issue shares. To January 31, 2010, Moody had not assisted with any private placement and, therefore, all fees have been recorded in consulting expense.

Upon closing the placement of shares of common or preferred stock and any convertible or redeemable debt, Moody was entitled to receive 10% of the principal amount raised at each closing and 10% warrant coverage for any equity or sub-debt placed. The warrants will be exercisable at 10% above the offering or conversion price, have piggyback registration rights and exercisable for a period of 5 years. Should the Company be sold during the term of the agreement, Moody will receive a break-up fee of $100,000. The Company also agrees that if Moody or any affiliate with over 50% control by Moody introduces the Company, during the term of the agreement or within three years from the termination date, to equity or debt financing, the Company will pay the fees as stated above.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010

12.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2009 – 34%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	January 31,	January 31,
	2010	2009
	$	$

Net loss before income taxes	$(245,109)	$(631,103)
Income tax rate	35%	34%
Income tax (recovery)	(85,788)	(214,575)
Non-deductible items	19,466	65,931
Other	23,066	–
Valuation allowance change	39,060	148,644
Tax rate change	4,196	–
Provision for income taxes	$–	$–

The significant components of deferred income tax assets and liabilities at January 31, 2010 are as follows:

	January 31,	January 31,
	2010	2009
	$	$

Net operating loss carryforward	$458,700	$419,640
Valuation allowance	(458,700)	(419,640)
Net deferred income tax asset	$–	$–

At January 31, 2010, the Company has non-capital loss carry-forwards, which expire commencing in 2028, of approximately $1,310,000. The Company is required to compute the deferred tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided against this deferred tax asset.

The Company performed a review of its portfolio of uncertain tax positions which is represented by the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company did not have any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change and management does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

13.	Supplemental cash flow information

	Accumulated
	From
	February 15, 2007
	(Date of reporting
	as a development	Year Ended	Year Ended
	stage company) to	January 31,	January 31,
	January 31, 2010	2010	2009
	$	$	$

Cash paid for Interest	–	–	–
Cash paid for income taxes	–	–	–
Obligation to issue shares of common stock for acquisition of licenses (Note 5)	625,600	625,600	–
Obligation to issue shares of common stock for consulting fees (Note 11)	28,875	–	–
Royalties recorded in accounts payable and accrued liabilities (Note 5)	17,536	17,536	–
Finder’s fee shares (Note 8)	32,000	32,000	–
Finder’s fees recorded in accounts payable and accrued liabilities (Note 8)	12,698	12,698	–

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2010

14.	Subsequent events

The Company has evaluated subsequent events through the date of filing, and the following events have been identified:

a)

The Company entered into an unsecured promissory note agreement with a shareholder whereby the Company has borrowed $20,000 ($10,000 as at January 31, 2010). The note is interest bearing at 15% per annum and repayable upon the Company receiving a financing of at least $100,000. During the term that the note is outstanding, the shareholder will have the right to convert the outstanding principal balance and accrued and unpaid interest into shares of preferred stock. The number of preferred stock into which the note will be converted will be equal to the total borrowed plus accrued interest on the date of conversion divided by $0.80. If the Company fails to make payment, interest will accrue at a rate of 18% on the outstanding balance plus accrued interest.

	b)	The Company entered into a consulting agreement with a third party for a term of 3 months commencing March 15, 2010, pursuant to which the Company issued 150,000 restricted common shares as payment.

	c)	The Company received $105,400 towards the issuance of 620,000 shares of common stock.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the fiscal year ended January 31, 2010.

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

As of January 31, 2010, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to some deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our president (who is acting as our principal executive officer and our principal financial officer and principal accounting officer) in connection with the audit of our financial statements as of January 31, 2010.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2010, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Garth Likes	Director President and Chief Executive Officer	56	February 15, 2007

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

Garth Likes, President, Chief Executive Officer and Director

Mr. Likes is a co-founder and the President and Chief Executive Officer of Cyplasin Biomedical Inc. Mr. Likes is also a member of the board of directors, Chair of terh Hr committee and a member of the Audit Committee of Lab Research Inc., a preclinical research contract research company (CRO) located in Montreal, Canada.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2010 and 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Garth Likes President, Chief Executive Officer and Director	2010 2009	119,962 124,434	Nil Nil	Nil Nil	13,600 Nil	Nil Nil	Nil Nil	Nil Nil	133,562 124,434

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

Stock Option Grants to our Named Executive Officers

Our company did not grant any stock options to any named executive officers during the year ended January 31, 2010.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Garth Likes President, Chief Executive Officer and Director	4,000 100,000	Nil 400,000	Nil Nil	US $30.40 US$0.18	May 11, 2012 January 31, 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised, by any named executive officers during the years ended January 31, 2010.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 14, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Garth Likes 9650 – 20 Avenue Edmonton, AB T6N 1G1	896,100 (2)	20.56%
Directors and Executive Officers as a Group(1)	896,100	20.56%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 14, 2010. As of May 14, 2010, there were 5,200,376 shares of our company’s common stock issued and outstanding.

(2)	Includes options to acquire an aggregate of 104,000 shares of common stock exercisable within 60 days.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2010 and for fiscal year ended January 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2010	January 31, 2009
Audit Fees	$25,000	$20,000
Audit Related Fees	16,200	15,500
Tax Fees	1,000	3,000
All Other Fees	Nil	Nil
Total	$42,200	$38,500

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

3.1(2)	Articles of Incorporation

3.2(1)	Bylaws

10.1(3)	Asset Purchase Agreement dated February 1, 2007 with Christian Petzelt

10.2(4)	Asset Purchase Agreement dated April 10, 2007 with Bioxen Ltd.

10.3(5)	Consulting Agreement dated February 15, 2007 with Garth Likes

10.4(6)	Form of Stock Option Agreement

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1)	Incorporated by reference from our Registration Statement on Form SB-2 filed on May 5, 2005

(2)	Incorporated by reference from our Registration Statement on Form SB-2/a filed on July 29, 2005

(3)	Incorporated by reference from our Form 8-K Current Report filed on February 5, 2007

(4)	Incorporated by reference from our Form 8-K Current Report filed on April 13, 2007

(5)	Incorporated by reference from our Form 10-KSB filed on May 1, 2007

(6)	Incorporated by reference from our Form 8-K Current Report filed on July 3, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPLASIN BIOMEDICAL LTD.
(Registrant)

Dated: May 17, 2010	/s/ Garth Likes
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)