Form 10-Q
period 2010-04-30
CYPLASIN BIOMEDICAL LTD.
filed 2010-06-14
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

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
989,600 common shares issued and outstanding as of June 11, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)

April 30, 2010
(Unaudited)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

	April 30,	January 31,
	2010	2010
ASSETS	$	$
	(Unaudited)	(Audited)

Current Assets
Cash	1,173	4,918
Receivable	35,280	32,019
Prepaids (Note 4)	22,532	22,108
Total Current Assets	58,985	59,045
Account receivable (Note 2)	69,335	69,335
Equipment, net	1,364	1,576
Licenses (Note 3)	740,427	740,427
Total Assets	870,111	870,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 3 and 4)	111,282	114,782
Loan payable (Note 5)	20,000	10,000
Total Liabilities	131,282	124,782

Contingency (Note 1)
Commitments (Note 3, 4 and 5)
Subsequent events (Note 9)
Stockholders’ Equity
Common stock (Note 6)
Authorized: 100,000,000 shares of common stock, par value $0.001 and 100,000,000 shares of preferred stock, par value $0.001
Issued and outstanding: 5,200,376 common shares (January 31, 2010 – 989,600)	5,200	4,104
Additional paid-in capital	1,815,357	1,638,211
Accumulated other comprehensive income	27,288	28,756
Obligation to issue shares (Note 3 and 4)	654,475	654,475
Subscriptions received (Note 6)	136,372	206,922
Deficit	(54,275)	(54,275)
Deficit accumulated during the development stage	(1,845,588)	(1,732,592)
Total Stockholders’ Equity	738,829	745,601
Total Liabilities and Stockholders’ Equity	870,111	870,383

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Accumulated From
	February 15, 2007
	(Date of reporting
	as a development	Three	Three
	stage company)	Months	Months
	to	Ended	Ended
	April 30,	April 30,	April 30,
	2010	2010	2009
	$	$	$

Operating Expenses

General and administrative (Note 5)	711,482	79,618	11,428
Management fees (Note 7)	277,082	16,421	18,818
Research and development (Note 7)	906,806	16,421	18,818
Travel	15,348	536	72

Loss Before Other Items	(1,910,718)	(112,996)	(49,136)

Other Items
Gain of sale of patent (Note 2)	70,025	–	–
Loss on settlement of debt	(4,894)	–	–
Write-off of patent (Note 2)	(1)	–	–
Net Loss	(1,845,588)	(112,996)	(49,136)

Loss Per Share – Basic and Diluted		(0.02)	(0.05)

Weighted Average Shares Outstanding – Basic and Diluted		5,136,030	989,600

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated
	From
	February 15, 2007
	(Date of reporting
	as a development	Three	Three
	stage company)	Months	Months
	To	Ended	Ended
	April 30,	April 30,	April 30,
	2010	2010	2009
	$	$	$

Cash Flows From Operating Activities

Net loss	(1,899,863)	(112,996)	(49,136)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	1,545	212	137
Gain on sale of patent	(70,025)	–	–
Foreign exchange on gain on sale of patent	790	–	–
Accrued interest on loan payable	205	205	–
Loss on settlement of debt	4,894	–	–
Obligation to issue shares for consulting services	28,875	–	–
Shares for consulting services	86,500	46,500	–
Stock-based compensation	363,495	–	10,350
Write-off of patent	1	–	–

Changes in operating assets and liabilities:

Receivable	(35,280)	(3,261)	(3,878)
Prepaids	(22,532)	(22,532)	3,256
Accounts payable and accrued liabilities	109,429	(3,705)	13,300

Net Cash Used in Operating Activities	(1,431,966)	(95,577)	(25,971)

Cash Flows From Investing Activities

Acquisition of equipment	(2,909)	–	–
Acquisition of patent	(100)	–	–
Acquisition of license	(97,291)	–	–

Net Cash Used in Investing Activities	(100,300)	–	–

Cash Flows From Financing Activities

Proceeds from loan payable	20,000	10,000	–
Issuance of common stock	1,349,779	–	–
Subscriptions received	136,372	83,300	10,000

Net Cash Provided By Financing Activities	1,506,151	93,300	10,000

Effect of Exchange Rate Changes	27,288	(1,468)	(2,167)

Change in Cash	1,173	(3,745)	(18,138)

Cash– Beginning	–	4,918	25,953

Cash– Ending	1,173	1,173	7,815

Supplemental cash flow information – Note 8

The accompanying notes are an integral part of these consolidated financial statements.

Cyplasin Biomedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2010

1.	Nature of Operations and Going Concern

Cyplasin Biomedical, Ltd. (the “Company”) was incorporated in the state of Nevada on November 25, 2004 and is a development stage company in the business of developing its licenses for patents pertaining to the technology utilized in the prevention and treatment of hepatitis C . The Company’s shares are quoted on the OTC-BB.

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K as at January 31, 2010. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended April 30, 2010, are not necessarily indicative of the results that may be expected for the year ending January 31, 2011.

2.	Patent

Pursuant to an Asset Purchase Agreement, dated February 1, 2007, the Company acquired a patent, the value of which was deemed to be indeterminable. A nominal value of $1 was assigned to the patent, which was written-off during the year ended January 31, 2010.

On April 10, 2007, the Company entered into another Asset Purchase Agreement with Bioxen Ltd., (“Bioxen”) a company indirectly owned by a former director of the Company, for the purchase of the rights, title and interest to certain intellectual property for $100. On August 12, 2009, the Company entered into an Asset Purchase Agreement (the “Bioxen Asset Purchase Agreement”) whereby Bioxen purchased the rights, title and interest to the intellectual property from the Company. As consideration, Bioxen is obligated to pay the Company $69,335 (50,000 EUR) which is recorded as a receivable at April 30, 2010 and January 31, 2010. During the year ended January 31, 2010, the Company recorded a gain of $70,025 on the sale of the intellectual property, net of foreign exchange losses.

In addition, Bioxen will pay the Company a 0.5% royalty, calculated on all gross revenue of licensed products sold by Bioxen, to a maximum payment of $3,000,000. At April 30, 2010 and January 31, 2010, the Company has recorded $Nil in royalties receivable from Bioxen.

3.	Licenses

Effective December 29, 2009, the Company entered into an Asset Assignment Agreement with C-Virionics Corporation (“C-Virionics”) whereby the Company acquired certain licenses to patents used in the development of vaccination for prevention and treatment of hepatitis C. In consideration, the Company paid $97,291 in royalty and other costs on behalf of C-Virionics during the year ended January 31, 2010. The Company is also obligated to issue 3,680,000 shares of common stock with a fair value of $625,600 which has been recorded in obligation to issue shares at April 30, 2010 and January 31, 2010.

At April 30, 2010 and January 31, 2010, the Company has recorded a royalty payable of $17,536 in accounts payable and accrued liabilities.

Cyplasin Biomedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2010

4.	Commitments

a)

On January 1, 2009, the Company entered into a finder’s fee agreement with a third party consultant, whereby the consultant would introduce investment capital to the Company for a period of 1 year. The consultant will receive a fee of 15% of the funds raised. The Company also agrees that if one of more parties introduced to the Company by the consultant during the term of the finder’s fee agreement completes an investment within one year after the term of the agreement, the Company will pay the fees as stated above. At April 30, 2010, recorded in prepaids is $22,532 in finder’s fees. At January 31, 2010, recorded in prepaids was $22,108 in finder’s fees which was reallocated to common stock at April 30, 2010.

b)

On July 14, 2009, the Company had entered into a service agreement with Moody Capital Solutions, Inc. (“Moody”) whereby Moody would serve as an investment banker and placement agency for the Company. The term of the agreement was until November 10, 2009 and Moody was entitled to receive $8,000 ($4,000 paid, $4,000 accrued); and issue 210,000 restricted shares of common stock with a fair value of $28,875 which have been recorded in obligation to issue shares. To April 30, 2010 and January 31, 2010, Moody had not assisted with any private placement and, therefore, all fees have been allocated to consulting fees which are recorded in general and administrative expenses.

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

5.	Promissory Note

On April 5, 2010, the Company entered into an unsecured promissory note agreement with a shareholder whereby the Company has borrowed $20,000 ($10,000 as at January 31, 2010). The note is interest bearing at 15% per annum commencing April 5, 2010, and repayable upon the Company completing a financing of at least $100,000. During the term that the note is outstanding, the shareholder will have the right to convert the outstanding principal balance and accrued and unpaid interest into shares of preferred stock. The number of preferred stock into which the note will be converted will be equal to the total borrowed plus accrued interest on the date of conversion divided by $0.80. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recorded at April 30, 2010.

If the Company fails to make payment, interest will accrue at a rate of 18% on the outstanding balance plus accrued interest. Included in accounts payable and accrued liabilities at April 30, 2010 is $205 (January 31, 2010 - $Nil) in interest expense which has been recorded in general and administrative expenses.

6.	Common Stock

As at January 31, 2010, the Company had received $206,922 in subscriptions which was comprised of advances towards private placements of 1,158,366 shares of common stock at $0.17 and 100,000 shares of common stock at $0.10.

On February 12, 2010, the Company completed a private placement of 100,000 shares of common stock for gross proceeds of $10,000 and 846,176 shares of common stock for gross proceeds of $143,850. The total proceeds of $153,850 had been recorded in subscriptions received at January 31, 2010 and was reallocated to common stock at April 30, 2010.

On March 22, 2010, the Company issued 150,000 shares of common stock, at a fair value of $46,500, for consulting services.

At April 30, 2010, the Company has $136,372 in subscriptions received, which is comprised of advances towards a private placement of 802,190 shares of common stock at $0.17.

7.	Related Party Transactions

During the three month period ended April 30, 2010, the President of the Company received a monthly management consulting fee of CDN$11,250 totaling $32,842 (April 30, 2009 - $37,636), of which $16,421 (April 30. 2009 - $18,818) has been recorded as management fees and $16,421 (April 30, 2009 - $18,818) as a research and development.

Cyplasin Biomedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2010

8.	Supplemental Cash Flow Information

	Accumulated
	From
	February 15, 2007
	(Date of reporting
	as a development	Three month	Three month
	stage company) to	period ended	period ended
	January 31, 2010	April 30, 2010	April 30, 2009
	$	$	$

Cash paid for Interest	–	–	–
Cash paid for income taxes	–	–	–
Obligation to issue shares of common stock for acquisition of licenses	625,600	–	–
Obligation to issue shares for consulting fees	28,875
Royalties recorded in accounts payable and accrued liabilities	17,536	–	–
Finder’s fee shares	32,000	–	–
Finder’s fees recorded in accounts payable and accrued liabilities	12,698	–	–
Reclassification of prepaids to common stock	–	22,108	–
Reclassification of subscriptions received to common stock	–	153,480	–

9.	Subsequent Events

Subsequent to April 30, 2010, the Company entered into the following:

a)

On May 17, 2010, the Company entered into a Letter of Agreement (the “Letter of Agreement”) with Minapharm Pharmaceuticals SAE (“Minapharm”) a company incorporated in Egypt. Minapharm is engaged in the development and commercialization of pharmaceutical products within Egypt.

Pursuant to the Letter of Agreement, the Company will grant Minapharm an exclusive product distribution agreement and a royalty bearing sub-license which will give Minapharm the right to manufacture, market, sell or otherwise commercialize the Company’s ribavirin USP hepatitis C vaccine in either formula or other form. In return, Minapharm will grant the Company the rights to exclusive product development, marketing and distribution rights and a royalty bearing license to rights to its pegylated interferon-alpha, in an active pharmaceutical ingredient or as finished final product.

b)

On May 18, 2010, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with Cambridge Partners LLC (“Cambridge”) whereby Cambridge will act as a financial advisor with respect to a future financing, until May 15, 2011. The Engagement Agreement can be terminated after November 15, 2010. The Company will pay Cambridge a cash fee equal to 5% of the gross proceeds raised in addition to issuing Cambridge warrants equal to 5% of the shares of common stock issued in the financing. Such warrants will be exercisable at the same price of the shares of common stock issued in the financing. The Company also agrees that if the Company completes a financing within one year after the term of the agreement, the Company will pay the fees as stated above. The Company paid a retainer of $5,000 to Cambridge, upon execution of the Engagement Agreement.

c)

On June 8, 2010, the Company entered into an Agreement with Investor Outreach Services (“IOS”) whereby IOS will introduce the Company to investors. The Company will pay IOS a cash fee equal to 5% of the gross proceeds raised, in addition to 3% of any additional funds later brought forth from the investors. Such provisions for compensation will last for a period of 3 years from the date any investor first invests in the Company.

Management evaluated events occurring between the end of the fiscal quarter, April 30, 2010 to the date when the financial statements were issued.

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

Prior to the Cyplasin asset being vended into our company an aggregate of approximately $1.8 million had been spent on research and development related activities. These previous expenditures allowed for our company to anticipate the further development of the protein molecule from discovery and proof of concept stage to a clinical development stage.

During the last part of 2008 as we completed our preclinical testing and analysis of Cyplasin-SC™, as a therapy for skin cancer and melanoma treatment it was determined the product would require additional product formulation work and additional funding would b e required in order to advance the potential product to human clinical studies. Due to the current and past years financial environment we were not successful in being able to raise the required funds and subsequently we were unable to proceed with the Cyplasin product development on our own and started looking for strategic development partners or a sale of our company via a Reverse Take Over (RTO) event.

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

On July 1, 2009, our company entered into a license agreement with Arizona based C-Virionics Corporation for their Hepatitis C prophylactic vaccine. The technology is based upon the work of Dr. Jake Laing from the NIH and involves the synthesis of vaccines based on Virus Like Particles ( VLP). We have also developed a revenue generation strategy based upon the manufacture of generic off patent drugs which are used in the treatment of Hepatitis C.

On August 1, 2009 our company entered into an IP Asset Transfer Agreement with Bioxen Ltd., which effectively terminated the previous license agreement and in consideration for cancellation of Bioxen shares in our company, returned the Cyplasin patents back to Bioxen. Under the terms of the agreement, Bioxen is obligated to pay our company $74,030 (50,000 EUR) within 5 days of completion of a corporate financing in a minimum amount of 500,000 EUR.

During the course of these events our company was also actively sourcing funding from various investors in order to continue with the operations of our company.

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

Upon further discussion with C-Virionics we announced the entering into a letter of intent to effect an RTO with C-Virionics. Subsequently the RTO discussions were terminated and instead it was agreed that Cyplasin would be assigned certain Intellectual Property held by C-Virionics.

The IP to be assigned from the NIH and Virionics is as follows:

U.S.A.	Issued	# 6,387,662
Australia	Issued	# 738585
EPO	Issued	# 9791652.6
Japan	Pending
Canada	Pending

U.S. Patent No. 6,387,662 (U.S. S/N 09/246,441), issued May 14, 2002, entitled "Synthesis and Purification of Hepatitis C Virus-Like particles" (E-009-1997/0) (Inventors: T. Jake Liang (NIDDK), Thomas F. Baumert (NIDDK)). This application is a continuation of and claims the benefit of priority of International Application No. PCT/US97/05096 designating the U.S. having International filing date of Mar. 25, 1997, claims the benefit of priority of U.S. S/N 60/030,238, filed Nov. 8, 1996.

PCT/US97/05096 filed March 25, 1997, entitled "Synthesis and Purification of Hepatitis C Virus-Like particles in vitro" (related to E-009-1997/0) (Inventors: T. Jake Liang (NIDDK), Thomas F. Baumert (NIDDK)). National Stage filed March 25, 1997: in Australia Patent No. 738585, issued Jan. 03, 2002, in EPO patent application No. 9791652.6, in Canada patent application No. 2269097, in Japan patent application No. 10-522521.

On December 30, 2009 the IP Licenses were obtained from Virionics in exchange for 3,680,00 Common Shares of Cyplasin plus a cash payment for settlement of outstanding NIH invoices.

On May 17, 2010, our company entered into a letter of agreement with Minapharm Pharmaceuticals SAE a company incorporated in Egypt. Among other products Minapharm is engaged in the development and commercialization of Hepatitis C pharmaceutical products within Egypt and the MENA region.

Pursuant to the letter of agreement, our company will grant Minapharm an exclusive product distribution agreement and a royalty bearing sub-license which will give Minapharm the right to manufacture, market, sell or otherwise commercialize our company’s ribavirin (C-Virin) and our USP hepatitis C vaccine (C-Vaxin). Minapharm will grant our company the rights to exclusive product development, marketing and distribution rights and a royalty bearing license to rights to its pegylated interferon-alpha, in an active pharmaceutical ingredient or as finished final product. The Agreement also calls a small convertible loan to be made to Cyplasin to help initiate the manufacture of the Ribavirin product.

On May 18, 2010, our company entered into an engagement agreement with Cambridge Partners LLC (“Cambridge”) whereby Cambridge will act as a financial advisor with respect to a future financing, until May 15, 2011. The engagement agreement can be terminated after November 15, 2010. Our company will pay Cambridge a cash fee equal to 5% of the gross proceeds raised by them, in addition to issuing Cambridge warrants equal to 5% of the shares of common stock issued in the financing. Such warrants will be exercisable at the same price of the shares of common stock issued in the financing. Our company also agrees that if our company completes a financing with one of their contacts within one year after the term of the agreement, our company will pay the fees as stated above. Our company paid a retainer of $5,000 to Cambridge, upon execution of the Engagement Agreement.

On June 8, 2010, our company entered into an agreement with Investor Outreach Services whereby Investor Outreach will introduce our company to investors. Our company will pay Investor Outreach a cash fee equal to 5% of the gross proceeds raised, in addition to 3% of any additional funds later brought forth from the investors. Such provisions for compensation will last for a period of 3 years from the date any investor first invests in our company.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Results of Operations

Three month Summary ending April 30, 2010 and 2009

		Three Months Ended
		April 30
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$112,996		$49,136
Net Loss		$(112,996)		$(49,136)

Expenses

Our operating expenses for the three month periods ended April 30, 2010 and 2009 are outlined in the table below:

	Three Months Ended
	April 30
	2010	2009
General and administrative	$79,618	$11,428
Management fees	$16,421	$18,818
Research and development	$16,421	$18,818
Travel	$536	$72

Operating expenses for the three months ended April 30, 2010, increased by 129.97% as compared to the comparative period in 2009 primarily as a result of increases in general and administrative expenses.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

On March 31, 2007 our board of directors approved our 2007 stock option plan. Under the 2007 stock option plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 75,000 (post split) shares of our common stock. As at April 30, 2010, there were 52,500 (post split) shares of our common stock still available for future grant under the plan.

Liquidity and Financial Condition

Working Capital
	At April 30,	At January	Percentage
	2010	31, 2010	Increase/Decrease
Current Assets	$58,985	$59,045	(0.10%	)
Current Liabilities	$131,282	$124,782	5.21%
Working Capital	$(72,297)	$(65,737)	9.98%

Cash Flows
		As at
		April 30,
		2010		2009
Net Cash Provided by (Used in) Operating Activities		$(95,577)		$(25,971)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$93,300		$10,000
Effect of Exchange Rate Changes		$(1,468)		$(2,167)
Increase (Decrease) In Cash During The Period		$(3,745)		$(18,138)

As of April 30, 2010, our company had working capital deficit of $72,297. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Management and Consulting	$	<>500,000
Research and Development		<>3,500,000
General and Administrative		<>550,000
Total	$	<>4,550,000

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

As of April 30, 2010, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since inception through April 30, 2010, we have a net loss of $1,845,588. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2/a filed on July 29, 2005)

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on May 5, 2005)

(10)	Material Contracts

10.1	Asset Purchase Agreement dated February 1, 2007 with Christian Petzelt (Incorporated by reference from our Form 8-K Current Report filed on February 5, 2007)

10.2	Asset Purchase Agreement dated April 10, 2007 with Bioxen Ltd. (Incorporated by reference from our Form 8-K Current Report filed on April 13, 2007)

10.3	Consulting Agreement dated February 15, 2007 with Christian Petzelt (Incorporated by reference from our Form 10-KSB filed on May 1, 2007)

10.4	Consulting Agreement dated February 15, 2007 with Bioxen Ltd. (Incorporated by reference from our Form 10-KSB filed on May 1, 2007)

10.5	Consulting Agreement dated February 15, 2007 with Garth Likes (Incorporated by reference from our Form 10-KSB filed on May 1, 2007)

10.7	Form of Stock Option Agreement (Incorporated by reference from our Form 8-K Current Report filed on July 3, 2007)

Exhibit
Number	Description

(31)	Section 302 Certification

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPLASIN BIOMEDICAL LTD.
(Registrant)

Dated: June 14, 2010	/s/ Garth Likes
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)