Form 10-Q
period 2010-07-31
CYPLASIN BIOMEDICAL LTD.
filed 2010-09-20
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010
or

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
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 11,466,943 common shares issued and outstanding as of September 10, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
July 31, 2010
(Unaudited)

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

	July 31,	January 31,
	2010	2010
ASSETS	$	$
	(Unaudited)	(Audited)

Current Assets
Cash	1,374	4,918
Receivables	35,518	32,019
Prepaids (Note 4)	5,056	22,108
Total Current Assets	41,948	59,045
Account receivable (Note 2)	-	69,335
Equipment, net	1,153	1,576
Licenses (Note 3)	740,427	740,427
Total Assets	783,528	870,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Notes 3 and 5)	207,321	114,782
Loan payable (Note 5)	20,000	10,000
Total Liabilities	227,321	124,782

Contingency (Note 1)
Commitments (Notes 3, 4 and 5)
Stockholders’ Equity (Deficit)
Common stock (Note 6)
Authorized: 100,000,000 shares of common stock, par value $0.001 and 100,000,000 shares of preferred stock, par value $0.001 Issued and outstanding: 11,466,943 common shares (January 31, 2010 – 4,104,200)	11,467	4,104
Additional paid-in capital	2,590,608	1,638,211
Accumulated other comprehensive income	27,152	28,756
Obligation to issue shares (Notes 3 and 4)	113,875	654,475
Subscriptions received (Note 6)	144,606	206,922
Deficit	(54,275)	(54,275)
Deficit accumulated during the development stage	(2,277,226)	(1,732,592)
Total Stockholders’ Equity	556,207	745,601
Total Liabilities and Stockholders’ Equity	783,528	870,383

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Accumulated
	From
	February 15,
	2007
	(Date of reporting
	as a
	development	Six	Six	Three	Three
	stage company)	Months	Months	Months	Months
	to	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,	July 31,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Operating Expenses

General and administrative	1,039,164	407,300	48,412	327,682	49,984
Management fees (Note 7)	293,304	32,643	55,358	16,222	36,540
Research and development (Note 7)	923,028	32,643	48,108	16,222	29,290
Travel	15,907	1,095	131	559	59

Loss Before Other Items	(2,271,403)	(473,681)	(152,009)	(360,685)	(115,873)

Other Items
Gain of sale of patent (Note 2)	70,025	–	–	–	–
Loss on settlement of debt	(4,894)	–	–	–	–
Write-off of patent	(1)	–	–	–	–
Write-off of account receivable (Note 2)	(70,953)	(70,953)	–	(70,953)	–
Net Loss	(2,277,226)	(544,634)	(152,009)	(431,638)	(115,873)

Loss Per Share – Basic and Diluted		(0.08)	(0.17)	(0.05)	(0.12)

Weighted Average Shares Outstanding – Basic and Diluted		7,341,471	989,600	9,617,683	989,600

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated
	From
	February 15, 2007
	(Date of reporting
	as a development	Six	Six
	stage company)	Months	Months
	To	Ended	Ended
	July 31,	July 31,	July 31,
	2010	2010	2009
	$	$	$

Cash Flows From Operating Activities

Net loss	(2,331,501)	(544,634)	(152,009)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	1,756	423	273
Gain on sale of patent	(70,025)	–	–
Foreign exchange on gain on sale of patent	790	–	–
Loss on settlement of debt	4,894	–	–
Accrued interest	962	962	–
Shares for consulting services	416,375	347,500	5,250
Stock-based compensation	363,495	–	39,133
Write-off of patent	1	–	–
Write-off of account receivable	70,953	70,953	–
Foreign exchange on account receivable	(1,618)	(1,618)	–

Changes in operating assets and liabilities:

Receivables	(35,518)	(3,499)	(9,344)
Prepaids	(5,056)	(5,056)	(1,076)
Accounts payable and accrued liabilities	103,063	(22,768)	13,191

Net Cash Used in Operating Activities	(1,481,429)	(157,737)	(104,582)
Cash Flows From Investing Activities

Acquisition of equipment	(2,909)	–	–
Acquisition of patent	(100)	–	–
Acquisition of license	(97,291)	–	–

Net Cash Used in Investing Activities	(100,300)	–	–

Cash Flows From Financing Activities

Proceeds from loan payable	20,000	10,000	–
Issuance of common stock	1,391,345	42,947	–
Subscriptions received	144,606	102,850	96,500

Net Cash Provided By Financing Activities	1,555,951	155,797	96,500

Effect of Exchange Rate Changes	27,152	(1,604)	(8,086)

Change in Cash	1,374	(3,544)	(16,168)

Cash– Beginning	–	4,918	25,953

Cash– Ending	1,374	1,374	9,785

Supplemental cash flow information – Note 8

The accompanying notes are an integral part of these consolidated financial statements.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010

1.	Nature of Operations and Going Concern

Cyplasin Biomedical, Ltd. (the “Company”) was incorporated in the state of Nevada on November 25, 2004 and is a development stage company in the business of developing its licenses for patents pertaining to the technology utilized in the prevention and treatment of hepatitis C. The Company’s shares are quoted on the OTC-BB.

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K as at January 31, 2010. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended July 31, 2010, are not necessarily indicative of the results that may be expected for the year ending January 31, 2011.

Management has evaluated events occurring between the end of the fiscal quarter, July 31, 2010 to the date when the financial statements were issued.

2.	Patent

On April 10, 2007, the Company entered into an Asset Purchase Agreement with Bioxen Ltd., (“Bioxen”) a company indirectly owned by a former director of the Company, for the purchase of the rights, title and interest to certain intellectual property for $100. On August 12, 2009, the Company entered into another Asset Purchase Agreement (the “Bioxen Asset Purchase Agreement”) whereby Bioxen purchased the rights, title and interest to the intellectual property from the Company. As consideration, Bioxen is obligated to pay the Company $69,335 (50,000 EUR) which was recorded as a receivable January 31, 2010 and during the year ended January 31, 2010, the Company recorded a gain of $70,025 on the sale of the intellectual property, net of foreign exchange losses. At July 31, 2010, management determined the balance was uncollectible and wrote-off the receivable of $70,953, net of foreign exchange.

In addition, Bioxen will pay the Company a 0.5% royalty, calculated on all gross revenue of licensed products sold by Bioxen, to a maximum payment of $3,000,000. At July 31, 2010 and January 31, 2010, the Company has recorded $Nil in royalties receivable from Bioxen.

3.	Licenses

Effective December 29, 2009, the Company entered into an Asset Assignment Agreement with C-Virionics Corporation (“C-Virionics”) whereby the Company acquired certain licenses to patents used in the development of vaccination for prevention and treatment of hepatitis C. In consideration, the Company paid $97,291 in royalty and other costs on behalf of C-Virionics during the year ended January 31, 2010. The Company is also obligated to issue 3,680,000 shares of common stock with a fair value of $625,600 which 3,180,000 shares of common stock with a fair value of $540,600 have been issued (Note 6), and $85,000 is remaining in obligation to issue shares at July 31, 2010 (January 31, 2010 – $625,600).

At July 31, 2010 the Company has recorded a royalty payable of $17,536 (January 31, 2010 - $17,536) in accounts payable and accrued liabilities.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010

4.	Commitments

a)

On January 1, 2009, the Company entered into a finder’s fee agreement with a third party consultant, whereby the consultant would introduce investment capital to the Company for a period of 1 year. The consultant will receive a fee of 15% of the funds raised. The Company also agrees that if one of more parties introduced to the Company by the consultant during the term of the finder’s fee agreement completes an investment within one year after the term of the agreement, the Company will pay the fees as stated above. At January 31, 2010, recorded in prepaids was $22,108 in finder’s fees, which was reallocated to common stock at July 31, 2010. During the six months ended July 31, 2010, the Company accrued an additional $114,346, in finders’ fees which was allocated to common stock at July 31, 2010. The Company also issued the consultant 500,000 shares of common stock at a fair value of $50,000 as finders’ fees (Note 6).

b)

On July 14, 2009, the Company entered into a service agreement with Moody Capital Solutions, Inc. (“Moody”) whereby Moody would serve as an investment banker and placement agency for the Company. The term of the agreement was until November 10, 2009 and Moody was entitled to receive $8,000 ($4,000 paid, $4,000 accrued); and issued 210,000 restricted shares of common stock with a fair value of $28,875 which have been recorded in obligation to issue shares. To July 31, 2010 and January 31, 2010, Moody had not assisted with any private placement and, therefore, all fees have been allocated to consulting fees which are recorded in general and administrative expenses.

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

c)

On May 17, 2010, the Company entered into a Letter of Agreement (the “Letter of Agreement”) with Minapharm Pharmaceuticals SAE (“Minapharm”) a company incorporated in Egypt. Minapharm is engaged in the development and commercialization of pharmaceutical products within Egypt.

Pursuant to the Letter of Agreement, the Company will grant Minapharm an exclusive product distribution agreement and a royalty bearing sub-license which will give Minapharm the right to manufacture, market, sell or otherwise commercialize the Company’s ribavirin USP hepatitis C vaccine in either formula or other form. In return, Minapharm will grant the Company the rights to exclusive product development, marketing and distribution rights and a royalty bearing license to rights to its pegylated interferon-alpha, in an active pharmaceutical ingredient or as finished final product. The Letter of Agreement also stipulates that Minapharm will make a loan to the Company to assist in its therapeutic development program.

d)

On May 18, 2010, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with Cambridge Partners LLC (“Cambridge”) whereby Cambridge will act as a financial advisor with respect to a future financing, until May 15, 2011. The Engagement Agreement can be terminated after November 15, 2010. The Company will pay Cambridge a cash fee equal to 5% of the gross proceeds raised in addition to issuing Cambridge warrants equal to 5% of the shares of common stock issued in the financing. Such warrants will be exercisable at the same price of the shares of common stock issued in the financing. The Company also agrees that if the Company completes a financing within one year after the term of the agreement, the Company will pay the fees as stated above. As at July 31, 2010, the Company paid a retainer of $5,000 to Cambridge which was recorded in prepaids.

e)

On June 8, 2010, the Company entered into an Agreement with Investor Outreach Services LLC. (“IOS”) whereby IOS will introduce the Company to investors. The Company will pay IOS a cash fee equal to 5% of the gross proceeds raised, in addition to 3% of any additional funds later brought forth from the investors. Such provisions for compensation will last for a period of 3 years from the date any investor first invests in the Company.

f)

On July 27, 2010, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP (“Tangiers”). Under the agreement, the Company would agree to issue and sell its common stock to Tangiers for an aggregate purchase price of up to $10,000,000. The funding obligates Tangiers to buy the Company’s stock in amounts of up to $250,000 per draw down, at the Company’s discretion over a period of 24 months. The purchase and sale of common stock is predicated upon the Company filing a S1 Registration with the SEC, which at July 31, 2010, was not completed.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010

5.	Promissory Note

On April 5, 2010, the Company entered into an unsecured promissory note agreement with a shareholder whereby the Company borrowed $20,000 (January 31, 2010 - $10,000). The note is interest bearing at 15% per commencing April 5, 2010, and repayable upon the Company completing a financing of at least $100,000. During the term that the note is outstanding, the shareholder will have the right to convert the outstanding principal balance and accrued and unpaid interest into shares of preferred stock. The number of preferred stock into which the note will be converted will be equal to the total borrowed plus accrued interest on the date of conversion dividend by $0.80. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recorded at July 31, 2010.

If the Company fails to make payment, interest will accrue at a rate of 18% on the outstanding balance plus accrued interest. Included in accounts payable and accrued liabilities at July 31, 2010 is $962 (January 31, 2010 - $Nil) in interest expense which has been recorded in general and administrative expenses.

6.	Common Stock

As at January 31, 2010, the Company had received $206,922 in subscriptions which was comprised of advances towards private placements of 1,158,366 shares of common stock at $0.17 per share and 100,000 shares of common stock at $0.10 per share.

On February 12, 2010, the Company completed a private placement of 100,000 shares of common stock for gross proceeds of $10,000 and 846,176 shares of common stock for gross proceeds of $143,850. The total proceeds of $153,850 had been recorded in subscriptions received at January 31, 2010 and was reallocated to common stock at July 31, 2010.

On March 22, 2010, the Company issued 150,000 shares of common stock, at a fair value of $46,500, for consulting services.

On May 14, 2010, the Company completed a private placement of 486,567 shares of common stock for gross proceeds of $82,720. Of the total proceeds of $82,720, $11,316 had been recorded in subscriptions received at January 31, 2010 and was reallocated to common stock at July 31, 2010.

On May 14, 2010, the Company also issued 3,180,000 shares of common stock at a fair value of $540,600 for license (Note 3) and 1,300,000 shares of common stock at a fair value of $130,000 for consulting services.

On May 14, 2010, the Company also issued 500,000 shares of common stock, at a fair value of $50,000, for finders’ fees (Note 4) and 800,000 shares of common stock, at a fair value of $80,000 for consulting services.

On July 15, 2010, the Company issued 1,000,000 shares of common stock, at a fair value of $170,000, for consulting services.

On July 21, 2010, the Company issued 300,000 shares of common stock, at a fair value of $51,000, for consulting services.

During the six month period ended July 31, 2010, the Company paid share issuance costs of $28,457.

At July 31, 2010, the Company has $144,602 in subscriptions received, of which $102,850 was received during the six month period ended July 31, 2010. These subscriptions are comprised of advances towards a private placement of 850,600 shares of common stock at $0.17 per share.

7.	Related Party Transactions

During the six month period ended July 31, 2010, the President of the Company received a monthly management consulting fee of CDN$11,250 totaling $65,286 (July 31, 2009 - $74,176), of which $32,643 (July 31, 2009 - $37,088) has been recorded as management fees and $32,643 (July 31, 2009 - $37,088) as a research and development.

Cyplasin BioMedical, Ltd.
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2010

8.	Supplemental Cash Flow Information

	Accumulated
	From
	February 15, 2007
	(Date of reporting
	as a development	Six month	Six month
	stage company) to	period ended	period ended
	July 31, 2010	July 31, 2010	July 31, 2009
	$	$	$

Cash paid for Interest	–	–	–
Cash paid for income taxes	–	–	–
Obligation to issue shares of common stock for acquisition of licenses	85,000	–	–
Issue shares of common stock for acquisition of licenses	540,600	540,600	–
Royalties recorded in accounts payable and accrued liabilities	17,536	–	–
Finder’s fee shares	820	–	–
Finder’s fees recorded in accounts payable and accrued liabilities	114,346	114,346	–
Reclassification of prepaids to common stock	–	22,108	–
Reclassification of subscriptions received to common stock	–	165,166	–

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

On February 1, 2007, we entered into an asset purchase agreement dated February 1, 2007 with Christian Petzelt. The asset purchase agreement contemplated our company acquiring certain intellectual property pertaining to cancer treatments, specifically protein molecules, for potential applications in treating various cancers in exchange for the issuance by our company of 21,000,000 shares of our common stock on a post six point two (6.2) for one forward basis. The closing of the transactions contemplated in the asset purchase agreement and the acquisition of such intellectual property occurred on February 15, 2007. In connection with the closing of the asset purchase agreement, we cancelled 53,320,000 post-split shares of our common stock held former officers and directors of our company.

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

During the last part of 2008 as we completed our preclinical testing and analysis of Cyplasin-SC™, as a therapy for skin cancer and melanoma treatment, it was determined the product would require additional product formulation work and additional funding would b e required in order to advance the potential product to human clinical studies. Due to the troubled financial environment we were not successful in being able to raise the required funds and subsequently we were unable to proceed with the Cyplasin product development on our own and started looking for strategic development partners or a sale of our company via a Reverse Take Over (RTO) event.

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

The reverse stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on February 2, 2009 under the stock symbol “CPBM”. Our CUSIP number is 232664201.

On February 7, 2009, we entered into a licensing agreement with Bioxen for further development of the Cyplasin product. Under terms of the agreement, Bioxen received an exclusive license to further develop the Cyplasin product and commercialize the intellectual property and corresponding patents held by our company.

In consideration of the license granted, Bioxen agreed to pay our company a 1.25% royalty, calculated on all gross revenue of licensed products sold by Bioxen. In addition, Bioxen would also pay a non-refundable license fee of 25,000 EUR. This fee shall be due within 30 days of the completion of any corporate financing by Bioxen, in which Bioxen receives a minimum collective amount of 500,000 EUR. Bioxen also agrees to pay all current outstanding patent amounts owed by our company and all ongoing, continued, and related patent and maintenance fees owed.

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

On August 1, 2009 our company entered into an IP Asset Transfer Agreement with Bioxen Ltd., which effectively terminated the previous license agreement and in consideration for cancellation of Bioxen shares in our company, returned the Cyplasin patents back to Bioxen. Under the terms of the agreement, Bioxen is obligated to pay our company $74,030 (50,000 EUR) within 5 days of completion of a corporate financing in a minimum amount of 500,000 EUR. At July 31, 2010, management determined the balance was uncollectible and wrote-off the receivable of $70,953, net of foreign exchange.

Effective November 25, 2009, the Nevada Secretary of State accepted for filing a Certificate of Amendment, wherein we have effected an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 11,625,000 shares to 100,000,000 shares, par value of $0.001 per share; and an amendment to our Articles of Incorporation for the alteration of our authorized share capital to authorize the issuance of up to 100,000,000 shares of preferred stock, par value of $0.001 per share, for which our directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the shares of preferred stock. This amendment was approved by our board of directors and the holders of the majority of our outstanding shares on February 4, 2009.

Upon further discussion with C-Virionics we announced the entering into a letter of intent to effect an RTO with C-Virionics. Subsequently the RTO discussions were terminated and instead it was agreed that Cyplasin would be assigned certain Intellectual Property held by C-Virionics. 4231083 , 2,269,097.

The IP to be assigned from the NIH and Virionics is as follows:

U.S.A.	Issued	# 6,387,662
Australia	Issued	# 738585
EPO	Issued	# 9791652.6
Japan	Issued	# 4,231,08
Canada	Issued	# 2,269,097

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

On December 30, 2009 the IP Licenses were obtained from Virionics in exchange for 3,680,00 Common Shares of Cyplasin plus a cash payment for settlement of outstanding NIH invoices, totaling $97,291 in royalty and other costs. During the six months ended July 31, 2010, 3,180,000 shares of common stock with a fair value of $540,600 have been issued and $85,000 is remaining in obligation to issue shares at July 31, 2010 (January 31, 2010 – $625,600).

At July 31, 2010 our company has recorded a royalty payable of $17,536 (January 31, 2010 - $17,536) in accounts payable and accrued liabilities in relation to the licenses.

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

On May 18, 2010, our company entered into an engagement agreement with Cambridge Partners LLC, whereby Cambridge will act as a financial advisor with respect to a future financing, until May 15, 2011. The engagement agreement can be terminated after November 15, 2010. Our company will pay Cambridge a cash fee equal to 5% of the gross proceeds raised by them, in addition to issuing Cambridge warrants equal to 5% of the shares of common stock issued in the financing. Such warrants will be exercisable at the same price of the shares of common stock issued in the financing. Our company also agrees that if our company completes a financing with one of their contacts within one year after the term of the agreement, our company will pay the fees as stated above. Our company paid a retainer of $5,000 to Cambridge, upon execution of the Engagement Agreement.

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

On July 27, 2010, our company entered into a Securities Purchase Agreement with Tangiers Investors, LP (“Tangiers”). Under the agreement, our company would agree to issue and sell its common stock to Tangiers for an aggregate purchase price of up to $10,000,000. The funding obligates Tangiers to buy our company’s stock in amounts of up to $250,000 per draw down, at our company’s discretion over a period of 24 months. The purchase and sale of common stock is predicated upon our company filing a S1 Registration with the SEC, which at July 31, 2010, was not completed.

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

Results of Operations

Three month Summary ending July 31, 2010 and 2009

		Three Months Ended
		July 31
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$431,638		$115,873
Net Loss		$(431,638)		$(115,873)

Expenses

Our operating expenses for the three month periods ended July 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended
	July 31
	2010	2009
General and administrative	$327,682	$49,984
Management fees	$16,222	$36,540
Research and development	$16,222	$29,290
Travel	$559	$59

Operating expenses for the three months ended July 31, 2010, increased by 372% as compared to the comparative period in 2009 primarily as a result of increases in general and administrative expenses which consist mainly of consulting fees.

Six month Summary ending July 31, 2010 and 2009

		Six Months Ended
		July 31
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$473,681		$152,009
Net Loss		$(544,634)		$(152,009)

Expenses

Our operating expenses for the six month periods ended July 31, 2010 and 2009 are outlined in the table below:

	Six Months Ended
	July 31
	2010	2009
General and administrative	$407,300	$48,412
Management fees	$32,643	$55,358
Research and development	$32,643	$48,108
Travel	$1,095	$131

Operating expenses for the six months ended July 31, 2010, increased by 358% as compared to the comparative period in 2009 primarily as a result of increases in general and administrative expenses which consist mainly of consulting fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

On March 31, 2007 our board of directors approved our 2007 stock option plan. Under the 2007 stock option plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the Plan, we reserved for issuance 75,000 (post split) shares of our common stock. As at July 31, 2010, there were 52,500 (post split) shares of our common stock still available for future grant under the plan.

Liquidity and Financial Condition

Working Capital
	At July 31,	At January 31,	Percentage
	2010	2010	Increase/Decrease
Current Assets	$41,948	$59,045	(17,097)
Current Liabilities	$227,321	$124,782	102,539
Working Capital	$(185,373)	$(65,737)	(119,636)

Cash Flows
				As at
				July 31,
		2010		2009
Net Cash Provided by (Used in) Operating Activities		$(157,737)		$(104,582)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$155,797		$96,500
Effect of Exchange Rate Changes		$(1,604)		$(8,086)
Increase (Decrease) In Cash During The Period		$(3,544)		$(16,168)

As of July 31, 2010, our company had working capital deficit of $185,373. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

As of July 31, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since inception through July 31, 2010, we have a net loss of $2,331,501. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

CYPLASIN BIOMEDICAL LTD.
(Registrant)

Dated: September 20, 2010	/s/ Garth Likes
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)