Form 10-Q
period 2010-10-31
CYPLASIN BIOMEDICAL LTD.
filed 2010-12-20
CIK 1327238

\ Cyplasin Biomedical Inc.: Form 10-Q - Filed by newsfilecorp.com

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

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
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,949,053 common shares issued and outstanding as of December 17, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended October 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
October 31, 2010
(Unaudited)

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Balance Sheets

	October 31,	January 31,
	2010	2010
ASSETS	$	$
	(Unaudited)	(Audited)

Current Assets
Cash	81,540	4,918
Receivables	38,386	32,019
Prepaids (Note 4)	–	22,108
Total Current Assets	119,926	59,045
Account receivable (Note 2)	–	69,335
Equipment, net	941	1,576
Licenses (Note 3)	740,427	740,427
Total Assets	861,294	870,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 3 and 5)	205,482	114,782
Due to related party (Note 7)	40,334	–
Loan payable (Note 5)	20,000	10,000
Total Liabilities	265,816	124,782

Contingency (Note 1)
Commitments (Note 3, 4 and 5)
Stockholders’ Equity
Common stock (Note 6)
Authorized: 100,000,000 shares of common stock, par value $0.001 and 100,000,000 shares of preferred stock, par value $0.001
Issued and outstanding: 14,949,053 common shares (January 31, 2010 – 4,104,200)	14,949	4,104
Additional paid-in capital	2,829,085	1,638,211
Accumulated other comprehensive income	26,536	28,756
Obligation to issue shares (Note 3 and 4)	113,875	654,475
Subscriptions received (Note 6)	62,647	206,922
Deficit	(54,275)	(54,275)
Deficit accumulated during the development stage	(2,397,339)	(1,732,592)
Total Stockholders’ Equity	595,478	745,601
Total Liabilities and Stockholders’ Equity	861,294	870,383

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Accumulated
	From
	February 15, 2007
	(Date of reporting
	as a development	Nine	Nine	Three	Three
	stage company)	Months	Months	Months	Months
	to	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2010	2010	2009	2010	2009
	$	$	$	$	$
Operating Expenses

General and administrative	1,126,285	494,421	139,344	87,121	83,682
Management fees (Note 7)	309,777	49,116	68,983	16,473	20,875
Research and development (Note 7)	939,501	49,116	68,983	16,473	20,875
Travel	15,953	1,141	215	46	84

Loss Before Other Items	(2,391,516)	(593,794)	(277,525)	(120,112)	(125,516)

Other Items
Gain of sale of patent (Note 2)	70,025	–	70,645	–	70,645
Loss on settlement of debt (Note 6)	(4,894)	–	(4,894)	–	(4,894)
Write-off of patent (Note 4)	(1)	–	(1)	–	(1)
Write-off of accounts receivable (Note 2)	(70,953)	(70,953)	–	–	–
Net Loss	(2,397,339)	(664,747)	(211,775)	(120,113)	(59,766)

Loss Per Share – Basic and Diluted		(0.08)	(0.15)	(0.01)	(0.03)

Weighted Average Shares Outstanding – Basic and Diluted		8,859,289	1,459,152	11,845,433	2,382,943

The accompanying notes are an integral part of these consolidated financial statements.

CYPLASIN BIOMEDICAL, LTD.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated From
	February 15, 2007
	(Date of reporting as	Nine	Nine
	a development stage	Months	Months
	company) To	Ended	Ended
	October 31,	October 31,	October 31,
	2010	2010	2009
	$	$	$

Cash Flows From Operating Activities

Net loss	(2,451,614)	(664,747)	(221,775)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation	1,968	635	410
Gain on sale of patent	(70,025)	–	(70,645)
Foreign exchange on gain on sale of patent	790	–	–
Loss on settlement of debt	4,894	–	4,894
Accrued interest	1,718	1,718	–
Shares for consulting services	387,500	347,500	68,350
Obligation to issue shares for consulting services	28,875	–	–
Stock-based compensation	363,495	–	49,482
Write-off of patent	1	–	1
Write-off of accounts receivable	70,953	70,953	–
Foreign exchange on accounts receivable	(1,618)	(1,618)	–

Changes in operating assets and liabilities:

Receivables	(38,386)	(6,367)	(14,840)
Prepaids	–	–	5,421
Accounts payable and accrued liabilities	89,418	(25,363)	13,770
Due to related party	40,334	40,334

Net Cash Used in Operating Activities	(1,571,697)	(236,955)	(154,932)
Cash Flows From Investing Activities

Acquisition of equipment	(2,909)	–	–
Acquisition of patent	(100)	–	–
Acquisition of license	(97,291)	–	–

Net Cash Used in Investing Activities	(100,300)	–	–

Cash Flows From Financing Activities

Proceeds from loan payable	20,000	10,000	–
Issuance of common stock	1,644,354	284,906	72,428
Subscriptions received	62,647	20,891	113,160

Net Cash Provided By Financing Activities	1,727,001	315,797	185,588

Effect of Exchange Rate Changes	26,536	(2,220)	(4,153)

Increase in Cash	81,540	76,622	26,503

Cash– Beginning	–	4,918	25,953

Cash– Ending	81,540	81,540	52,456

Supplemental cash flow information (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

1.	Basis of Presentation

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K as at January 31, 2010. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended October 31, 2010, are not necessarily indicative of the results that may be expected for the year ending January 31, 2011.

Management has evaluated events occurred between the end of the fiscal quarter, October 31, 2010 to the date when the financial statements were issued.

2.	Patent

On April 10, 2007, the Company entered into an Asset Purchase Agreement with Bioxen Ltd., (“Bioxen”) a company indirectly owned by a former director of the Company, for the purchase of the rights, title and interest to certain intellectual property for $100. On August 12, 2009, the Company entered into another Asset Purchase Agreement whereby Bioxen purchased the rights, title and interest to the intellectual property from the Company. As consideration, Bioxen is obligated to pay the Company $69,335 (50,000 EUR) which was recorded as a receivable at January 31, 2010 and during the year ended January 31, 2010, the Company recorded a gain of $70,025 on the sale of the intellectual property, net of foreign exchange losses. During the quarter ended July 31, 2010, management determined the balance was uncollectible and wrote-off the receivable of $70,953, net of foreign exchange.

In addition, Bioxen will pay the Company a 0.5% royalty, calculated on all gross revenue of licensed products sold by Bioxen, to a maximum payment of $3,000,000. At October 31, 2010 and January 31, 2010, the Company has recorded $Nil in royalties receivable from Bioxen.

3.	Licenses

Effective December 29, 2009, the Company entered into an Asset Assignment Agreement with C-Virionics Corporation (“C-Virionics”) whereby the Company acquired certain licenses to patents used in the development of vaccination for prevention and treatment of hepatitis C. In consideration, the Company paid $97,291 in royalty and other costs on behalf of C-Virionics and accrued $17,536 in royalties payable during the year ended January 31, 2010. The Company is also obligated to issue 3,680,000 shares of common stock with a fair value of $625,600 which 3,180,000 shares of common stock with a fair value of $540,600 has been issued (Note 6), and $85,000 is remaining in obligation to issue shares at October 31, 2010 (January 31, 2010 – $625,600).

At October 31, 2010, the Company has recorded a royalty payable of $12,506 (January 31, 2010 - $17,536) in accounts payable and accrued liabilities.

4.	Commitments

a)

On January 1, 2009, the Company entered into a finder’s fee agreement with a third party consultant, whereby the consultant would introduce investment capital to the Company for a period of 1 year. The consultant will receive a fee of 15% of the funds raised. The Company also agrees that if one of more parties introduced to the Company by the consultant during the term of the finder’s fee agreement completes an investment within one year after the term of the agreement, the Company will pay the fees as stated above. At January 31, 2010, recorded in prepaids was $22,108 in finder’s fees, which was reallocated to common stock at October 31, 2010. During the nine months ended October 31, 2010, the Company accrued an additional $114,346, in finders’ fees which was allocated to common stock at October 31, 2010. The Company also issued the consultant 500,000 shares of common stock at a fair value of $50,000 as finders’ fees (Note 6).

b)

On July 14, 2009, the Company had entered into a service agreement with Moody Capital Solutions, Inc. (“Moody”) whereby Moody would serve as an investment banker and placement agency for the Company. The term of the agreement was until November 10, 2009 and Moody was entitled to receive $8,000 ($4,000 paid, $4,000 accrued); and issued 210,000 restricted shares of common stock with a fair value of $28,875 which have been recorded in obligation to issue shares. To October 31, 2010 and January 31, 2010, Moody had not assisted with any private placement and, therefore, all fees paid to Moody have been allocated to consulting fees which are recorded in general and administrative expenses.

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

Pursuant to the Letter of Agreement, the Company will grant Minapharm an exclusive product distribution agreement and a royalty bearing sub-license which will give Minapharm the right to manufacture, market, sell or otherwise commercialize the Company’s ribavirin USP hepatitis C vaccine in either formula or other form. In return, Minapharm will grant the Company the rights to exclusive product development, marketing and distribution rights and a royalty bearing license to rights to its pegylated interferon-alpha, in an active pharmaceutical ingredient or as finished final product. The Letter of Agreement also stipulates that Minapharm will make a loan to the Company to assist in its therapeutic development program. To October 31, 2010, Minapharm has not made a loan to the Company.

d)

On May 18, 2010, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with Cambridge Partners LLC (“Cambridge”) whereby Cambridge will act as a financial advisor with respect to a future financing, until May 15, 2011. The Engagement Agreement can be terminated after November 15, 2010. The Company will pay Cambridge a cash fee equal to 5% of the gross proceeds raised in addition to issuing Cambridge warrants equal to 5% of the shares of common stock issued in the financing. Such warrants will be exercisable at the same price of the shares of common stock issued in the financing. The Company also agrees that if the Company completes a financing within one year after the term of the agreement, the Company will pay the fees as stated above. Subsequent to October 31, 2010, the Company terminated the Engagement Agreement. As a result, the retainer of $5,000 paid to Cambridge was recorded as consulting fees which are recorded in general and administrative expenses.

e)

On June 8, 2010, the Company entered into an Agreement with Investor Outreach Services LLC. (“IOS”) whereby IOS will introduce the Company to investors. The Company will pay IOS a cash fee equal to 5% of the gross proceeds raised, in addition to 3% of any additional funds later brought forth from the investors. Such provisions for compensation will last for a period of 3 years from the date any investor first invests in the Company. To October 31, 2010, the Company has paid or accrued $Nil to IOS.

f)

On July 27, 2010, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP (“Tangiers”). Under the agreement, the Company would agree to issue and sell its shares of common stock to Tangiers for an aggregate purchase price of up to $10,000,000. The funding obligates Tangiers to buy the Company’s stock in amounts of up to $250,000 per draw down, at the Company’s discretion over a period of 2 years. The purchase and sale of common stock is predicated upon the Company filing a S1 Registration with SEC, which at October 31, 2010, was not completed.

5.	Promissory Note

On April 5, 2010, the Company entered into an unsecured promissory note agreement with a shareholder whereby the Company has borrowed $20,000 ($10,000 as at January 31, 2010). The note is interest bearing at 15% per commencing April 5, 2010, and repayable upon the Company completing a financing of at least $100,000. During the term that the note is outstanding, the shareholder will have the right to convert the outstanding principal balance and accrued and unpaid interest into shares of preferred stock. The number of preferred stock into which the note will be converted will be equal to the total borrowed plus accrued interest on the date of conversion dividend by $0.80. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recorded.

If the Company fails to make payment, interest will accrue at a rate of 18% on the outstanding balance plus accrued interest. Included in accounts payable and accrued liabilities at October 31, 2010 is $1,718 (January 31, 2010 - $Nil) in accrued interest which has been recorded in general and administrative expenses.

6.	Common Stock

As at January 31, 2010, the Company had received $206,922 in subscriptions which was comprised of advances towards private placements of 1,158,366 shares of common stock at $0.17 per share and 100,000 shares of common stock at $0.10 per share.

On February 12, 2010, the Company completed a private placement of 100,000 shares of common stock for gross proceeds of $10,000 and 846,176 shares of common stock for gross proceeds of $143,850. The total proceeds of $153,850 had been recorded in subscriptions received at January 31, 2010 and was reallocated to common stock in fiscal 2011.

On March 22, 2010, the Company issued 150,000 shares of common stock, at a fair value of $46,500, for consulting services.

On May 14, 2010, the Company completed a private placement of 486,567 shares of common stock for gross proceeds of $82,720. Of the total proceeds of $82,720, $11,316 had been recorded in subscriptions received at January 31, 2010 and was reallocated to common stock in fiscal 2011.

On May 14, 2010, the Company issued 3,180,000 shares of common stock at a fair value of $540,600 for license (Note 3) and 1,300,000 shares of common stock at a fair value of $130,000 for consulting services.

On May 14, 2010, the Company issued 500,000 shares of common stock at a fair value of $50,000 for finders’ fee (Note 4) and 800,000 shares of common stock at a fair value of $80,000 for consulting services.

On July 15, 2010, the Company issued 1,000,000 shares of common stock, at a fair value of $170,000, for consulting services.

On July 21, 2010, the Company issued 300,000 shares of common stock, at a fair value of $51,000, for consulting services.

On October 21, 2010, the Company completed a private placement of 3,482,110 shares of common stock for gross proceeds of $241,959.

During the nine month period ended October 31, 2010, the Company paid share issuance costs of $28,457.

At October 31, 2010, the Company has $62,647 in subscriptions received, of which $20,891 was received during the nine month period October 31, 2010. These subscriptions are comprised of advances towards a private placement of 850,600 shares of common stock at $0.17 per share.

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

On May 11, 2007 the Company adopted a stock option plan (the ‘”Plan”) and granted 22,250 stock options to officers, employees and consultants, exercisable at $30.40 per share for a period of five years. The Company recognizes stock-

6.	Common Stock (continued)

Stock Options (continued)

based compensation costs over the requisite service period of the award, which is the option vesting term. The options vest over a period of 30 months, commencing November 10, 2007. The fair value of these options at the date of grant was estimated to be $575,656 using the Black-Scholes option pricing model with an expected life of 5 years, a risk-free interest rate of 4.75%, a dividend yield of 0%, and expected volatility of 123%. These stock options expire on May 11, 2012.

To October 31, 2010 and January 31, 2010, 4,000 of these stock options are outstanding and exercisable and 18,250 stock options were cancelled in 2009. During the year ended January 31, 2010, $41,396 in stock-based compensation expense was recognized in relation to the vested portion of these stock options.

On January 31, 2010, the Company issued 500,000 stock options to the President of the Company, pursuant to the Plan. These options are exercisable at a price of $0.18 for a period of five years. The Company recognizes stock-based compensation costs over the requisite service period of the award, which is the option vesting term. The options vest at a rate of 20% per year, commencing January 31, 2010. The fair value of these options at the date of grant was estimated to be $68,006 using the Black-Scholes option pricing model with an expected life of 5 years, a risk-free interest rate of 2.34%, a dividend yield of 0%, and expected volatility of 101%. These stock options expire on January 31, 2014. To January 31, 2010, 100,000 of these stock options are exercisable and the Company recognized $13,600 in stock-based compensation expense in relation to these vested stock options.

Stock option transactions during the year ended January 31, 2010 were as follows:

Balance, January 31, 2008	22,250
Cancelled	(18,250)
Balance, January 31, 2009	4,000
Issued	500,000
Balance, January 31, 2010 – Outstanding	504,000
Balance, January 31, 2010 – Exercisable	104,000

7.	Related Party Transactions

During the nine month period ended October 31, 2010, the President of the Company received a monthly management consulting fee of CDN$11,250 totaling $98,232 (October 31, 2009 - $88,485), of which $49,116 (October 31, 2009 - $44,242) has been recorded as management fees and $49,116 (October 31, 2009 - $44,242) as a research and development. As at October 31, 2010, recorded in due to related party is $40,334 (2009 - $nil) owing to the President for management consulting fees.

8.	Supplemental Cash Flow Information

	Accumulated
	From
	February 15,
	2007	Nine Month	Nine Month
	(Date of	Period ended	Period ended
	reporting as a	October 31,	October 31,
	development	2010	2009
	stage company)	$	$
	to October 31,
	2010
	$
Cash paid for Interest	–	–	–
Cash paid for income taxes	–	–	–
Obligation to issue shares of common stock for acquisition of licenses	85,000	–	–
Issue shares of common stock for acquisition of licenses	540,600	540,600	–
Issue shares of common stock for consulting services	387,500	347,500	–
Royalties recorded in accounts payable and accrued liabilities	17,536	12,506	–
Finder’s fee shares	50,820	50,000	–
Finder’s fees recorded in accounts payable and accrued liabilities	114,346	114,346	–
Reclassification of prepaids to common stock	–	22,108	–
Reclassification of subscriptions received to common stock	–	144,275	–

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

General Overview

We were incorporated pursuant to the laws of the State of Nevada on May 12, 2004 under the name Glass Wave Enterprises, Inc. Effective February 16, 2007, we changed our name to Cyplasin Biomedical Ltd. and effected a 6.2 for 1 forward stock split of our authorized, issued and outstanding common stock. Following our incorporation, we commenced the business, through our wholly-owned subsidiary, Astro Nutrition Inc., as a reseller of health products and herbal remedies. We targeted the market of health food supplements and herbal remedies by catering mainly to the European and Asian markets. We disposed of our former wholly-owned subsidiary, Astro Nutrition Inc. during our quarter July 31, 2007.

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

During the last part of 2008 as we completed our preclinical testing and analysis of Cyplasin-SC™, as a therapy for skin cancer and melanoma treatment, it was determined the product would require additional product formulation work and additional funding would b e required in order to advance the potential product to human clinical studies. Due to the troubled financial environment we were not successful in being able to raise the required funds and subsequently we were unable to proceed with the Cyplasin product development on our own and started looking for strategic development partners or a sale of our company via a reverse take over event.

In order to prepare for such events, on December 23, 2008, we effected a 40 old for 1 new reverse stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital decreases from 465,000,000 shares of common stock with a par value of $0.001 to 11,625,000 shares of common stock with a par value of $0.001and our issued and outstanding shares decrease from 39,584,000 shares of common stock to 989,600 shares of common stock.

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

On July 1, 2009, our company entered into a license agreement with Arizona based C-Virionics Corporation for their Hepatitis C prophylactic vaccine. The technology is based upon the work of Dr. Jake Laing from the NIH and involves the synthesis of vaccines based on Virus Like Particles. We have also developed a revenue generation strategy based upon the manufacture of generic off patent drugs which are used in the treatment of Hepatitis C.

On August 1, 2009 our company entered into an IP Asset Transfer Agreement with Bioxen Ltd., which effectively terminated the previous license agreement and in consideration for cancellation of Bioxen shares in our company, returned the Cyplasin patents back to Bioxen. Under the terms of the agreement, Bioxen is obligated to pay our company $74,030 (50,000 EUR) within 5 days of completion of a corporate financing in a minimum amount of 500,000 EUR. At October 31, 2010, management determined the balance was uncollectible and wrote-off the receivable of $70,953, net of foreign exchange.

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

Upon further discussion with C-Virionics we announced the entering into a letter of intent to effect a reverse take-over with C-Virionics. Subsequently the reverse take-over discussions were terminated and instead it was agreed that Cyplasin would be assigned certain intellectual property held by C-Virionics. 4231083, 2,269,097.

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

On December 30, 2009 the IP Licenses were obtained from Virionics in exchange for 3,680,000 Common Shares of Cyplasin plus a cash payment for settlement of outstanding NIH invoices, totaling $97,291 in royalty and other costs. During the nine months ended October 31, 2010, 3,180,000 shares of common stock with a fair value of $540,600 have been issued and $85,000 is remaining in obligation to issue shares at October 31, 2010 (January 31, 2010 – $625,600).

At October 31, 2010 our company has recorded a royalty payable of $12,506 (January 31, 2010 - $17,536) in accounts payable and accrued liabilities in relation to the licenses.

On May 17, 2010, our company entered into a letter of agreement with Minapharm Pharmaceuticals SAE a company incorporated in Egypt. Among other products Minapharm is engaged in the development and commercialization of Hepatitis C pharmaceutical products within Egypt.

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

On May 18, 2010, our company entered into an Engagement Agreement (the “Engagement Agreement”) with Cambridge Partners LLC, whereby Cambridge will act as a financial advisor with respect to a future financing, until May 15, 2011. The Engagement Agreement can be terminated after November 15, 2010. Our company will pay Cambridge a cash fee equal to 5% of the gross proceeds raised by them, in addition to issuing Cambridge warrants equal to 5% of the shares of common stock issued in the financing. Such warrants will be exercisable at the same price of the shares of common stock issued in the financing. Our company also agrees that if our company completes a financing with one of their contacts within one year after the term of the agreement, our company will pay the fees as stated above. Subsequent to October 31, 2010, the company terminated the Engagement Agreement. As a result, the retainer of $5,000 paid to Cambridge was recorded as consulting fees which are recorded in general and administrative expenses.

On June 8, 2010, our company entered into an agreement with Investor Outreach Services (“IOS”) whereby Investor Outreach will introduce our company to investors. Our company will pay Investor Outreach a cash fee equal to 5% of the gross proceeds raised, in addition to 3% of any additional funds later brought forth from the investors. Such provisions for compensation will last for a period of 3 years from the date any investor first invests in our company. To October, 31, 2010, the company has paid or accrued $Nil to IOS

On July 27, 2010, our company entered into a Securities Purchase Agreement with Tangiers Investors, LP (“Tangiers”). Under the agreement, our company would agree to issue and sell its common stock to Tangiers for an aggregate purchase price of up to $10,000,000. The funding obligates Tangiers to buy our company’s stock in amounts of up to $250,000 per draw down, at our company’s discretion over a period of 24 months. The purchase and sale of common stock is predicated upon our company filing a S1 Registration with the SEC, which at October 31, 2010, was not completed.

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

Results of Operations

Three month Summary ending October 31, 2010 and 2009

		Three Months Ended
		October 31
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$120,112		$125,516
Net Loss		$(120,112)		$(125,516)

Expenses

Our operating expenses for the three month periods ended October 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended
	October 31
	2010	2009
General and administrative	$87,121	$83,682
Management fees	$16,473	$20,875
Research and development	$16,473	$20,875
Travel	$46	$84

Operating expenses for the three months ended October 31, 2010, increased by 4.31% as compared to the comparative period in 2009 primarily as a result of increases in general and administrative expenses which consist mainly of consulting fees.

Nine month Summary ending October 31, 2010 and 2009

		Nine Months Ended
		October 31
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$593,794		$277,525
Net Loss		$(664,747)		$(211,775)

Expenses

Our operating expenses for the nine month periods ended October 31, 2010 and 2009 are outlined in the table below:

	Nine Months Ended
	October 31
	2010	2009
General and administrative	$494,421	$139,344
Management fees	$49,116	$68,983
Research and development	$49,116	$68,983
Travel	$1,141	$215

Operating expenses for the nine months ended October 31, 2010, increased by 113.96% as compared to the comparative period in 2009 primarily as a result of increases in general and administrative expenses which consist mainly of increased consulting fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

On March 31, 2007 our board of directors approved our 2007 stock option plan. Under the 2007 stock option plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the stock option plan, we may issue up to 10% of the issued and outstanding common shares in stock options. As at October 31, 2010, there were 990,905 shares of our common stock still available for future grant under the plan.

Liquidity and Financial Condition

Working Capital

	At October 31,	At January 31,	Percentage
	2010	2010	Increase/Decrease
Current Assets	$119,926	$59,045	103.11%
Current Liabilities	$265,816	$124,782	113.03%
Working Capital	$(145,890)	$(65,737)	121.93%

Cash Flows

		As at		As at
		October 31,		October 31,
		2010		2009
Net Cash Provided by (Used in) Operating Activities		$(236,955)		$(154,932)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$315,797		$185,588
Effect of Exchange Rate Changes		$(2,220)		$(4,153)
Increase (Decrease) In Cash During The Period		$76,622		$26,503

As of October 31, 2010, our company had working capital deficit of $145,890. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since February 15, 2007 (date of reporting as a development stage company), we have a net loss of $2,397,339. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

CYPLASIN BIOMEDICAL LTD.
(Registrant)

Dated: December 17, 2010	/s/ “Garth Likes”
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)