Form 10-K
period 2011-01-31
COMPASS BIOTECHNOLOGIES INC.
filed 2011-05-18
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-52057

COMPASS BIOTECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9650 – 20 Avenue, Edmonton, Alberta, Canada	T6N 1G1
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 780.990.4539

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes[ ] No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ x ] No[ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2011 was based on a $0.18 average bid and asked price of such common equity, as of the last business day of the registrant’s year end.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
19,842,621 as of May 17, 2011

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean our company, Compass Biotechnologies Inc. and our wholly owned subsidiary, unless otherwise indicated.

General Overview

We were incorporated pursuant to the laws of the State of Nevada on May 12, 2004 under the name Glass Wave Enterprises, Inc. Effective February 16, 2007, we changed our name to Cyplasin Biomedical Ltd. and effected a six point two (6.2) for one forward stock split of our authorized, issued and outstanding common stock. Following our incorporation, we commenced the business, through our wholly-owned subsidiary, Astro Nutrition Inc., as a reseller of health products and herbal remedies. We targeted the market of health food supplements and herbal remedies by catering mainly to the European and Asian markets. We disposed of our former wholly-owned subsidiary, Astro Nutrition Inc. during our quarter ended July 31, 2007 and abandoned our business plan to focus on the identification of suitable businesses with which to enter into a business opportunity or business combination.

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

During the last part of 2008 as we completed our preclinical testing and analysis of Cyplasin-SC™, as a therapy for skin cancer and melanoma treatment it was determined the product would require additional product formulation work and additional funding would b e required in order to advance the potential product to human clinical studies. Due to the financial environment at the time and continuing forward we were not successful in being able to raise the required funds and subsequently we were unable to proceed with the Cyplasin product development on our own and started looking for strategic development partners or a sale of the company via a Reverse Take Over (RTO) event.

In order to prepare for such events, on December 23, 2008, we effected a forty (40) old for one (1) new reverse stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital decreased from 465,000,000 shares of common stock with a par value of $0.001 to 11,625,000 shares of common stock with a par value of $0.001and our issued and outstanding shares decreased from 39,584,000 shares of common stock to 989,600 shares of common stock. The reverse stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on February 2, 2009 under the stock symbol “CPBM”.

Effective November 25, 2009, the Nevada Secretary of State accepted for filing a Certificate of Amendment, wherein we effected an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock from 11,625,000 shares to 100,000,000 shares, par value of $0.001 per share; and an amendment to our Articles of Incorporation for the alteration of our authorized share capital to authorize the issuance of up to 100,000,000 shares of preferred stock, par value of $0.001 per share, for which our directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the shares of preferred stock.

On February 7, 2009, we entered into a licensing agreement with Bioxen for further development of the Cyplasin product. Under terms of the agreement, Bioxen received an exclusive license to further develop the Cyplasin product and commercialize the intellectual property and corresponding patents held by our company.

In consideration of the license granted, Bioxen agreed to pay our company a 0.5% royalty, calculated on all gross revenue of licensed products sold by Bioxen. In addition, Bioxen agreed to pay a non-refundable license fee of 25,000 EUR. This fee to be due within 30 days of the completion of any corporate financing by Bioxen, in which Bioxen receives a minimum collective amount of 500,000 EUR. Bioxen also agreed to pay all current outstanding patent amounts owed by our company and all ongoing, continued, and related patent and maintenance fees owed.

On February 1, 2010, Dr. Joseph Sinkule was appointed a director of our company.

On February 28, 2010, we entered into a letter agreement with Minapharm Pharmaceuticals SAE, wherein Minapharm has agreed to provide our company with a loan. Pursuant to the terms of the letter agreement, the loan may be converted into common stock of our company provided that Minapharm enters into a promissory note, a debt conversion agreement and a subscription agreement. Minapharm shall grant to our company a distribution agreement to market and sell a version of its pegylated interferon-alpha (PEG-IFN) product in territories where it is legally able to do so.

On July 1, 2010, we entered into an agreement with Virionics Corporation. Virionics holds an exclusive worldwide license to intellectual properties, data and knowhow pertaining to hepatitis C prevention and treatment technologies and product candidates licensed from the U.S. National Institutes of Health. Pursuant to the agreement, Virionics has agreed to provide our company with a sublicense for exclusive worldwide use to make, use and commercialize hepatitis prevention and therapy products according to the terms of the license agreed upon by Virionics and the U.S. National Institutes of Health.

On December 27, 2010, we entered into an asset assignment agreement with Dr. Joseph Sinkule, wherein Dr. Sinkule has agreed to assign to our company certain therapeutic products licensed from the Public Health Services of the National Institute of Health in Bethesda, Maryland. We have agreed to issue 3,680,000 shares of our common stock at a deemed price of $0.17 per share as remuneration for the license assignment.

In February 2011 we changed the name of our wholly owned private Canadian subsidiary from Cyplasin Oncoscience Inc., to C-Pharma Inc.

On March 29, 2011, we changed our name from "Cyplasin Biomedical Ltd." to "Compass Biotechnologies Inc.", by way of a merger with our wholly-owned subsidiary Compass Biotechnologies Inc. which was formed solely for the purpose of the change of name. We changed our name to better reflect a new business direction for our company.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

Until our year ended January 31, 2009, we were a company focused on developing a novel therapeutic, recombinant protein called “Cyplasin”. During the last part of 2008 and early 2009 as we completed our preclinical testing and analysis of Cyplasin-SC™, as a therapy for skin cancer and melanoma treatment it was determined the product would require additional product formulation work and additional funding would be required in order to advance the potential product to human clinical studies. Subsequently it was determined that the project should not continue and in early 2010 we completed the transfer of the project back to Bioxen, the original owners of the IP.

In January 2010 we were assigned an exclusive worldwide license from the National Institutes of Health (NIH) for a technology based on using virus like particles (VLPs) to produce vaccines. The first license we decided to develop was to use the VLP technology to develop a vaccine for Hepatitis C. We also decided to develop generic products using different formulations off the off patent drugs Ribavirin and alpha interferon. These two drugs are the current standard of care for Hepatitis C and represent a global US$2 billion a year market.

In addition to these two generic drugs we became aware of other similar projects for drug development not related to Hepatitis C. Thus in February of 2011 we out-licensed the VLP vaccine project and the two Hepatitis C generic drugs to our wholly owned private Canadian subsidiary Cyplasin Oncoscience Inc and then renamed the Company to C-Pharma Inc to better reflect the Company’s corporate mission. C-Pharma is now charged with the development of the Hepatitis C products and also to expand the pipeline of products to develop a Hepatitis franchise.

This left Cyplasin Biomedical to pursue the development of generic, biosimiliar and biobetter drug products. Generic drugs are duplicates of small molecule or chemical compounds and are well established in the pharmaceutical industry. Biosimiliars are protein drugs which are close duplicates of the originally marketed protein drug but are not exact replicas. The EU and other countries have a regulatory approval process in place to allow these biosimiliar drugs to be marketed. The USA and Canada are expected to have a similar approval process in place shortly. Biobetter drugs use existing protein drugs and through modifications to these protein drugs add value and new intellectual properties. A "biobetter" is a biopharmaceutical product that is a copy of an existing product but is designed to have superior efficacy, safety, or improved drug delivery characteristics compared to the original product. Biobetter drugs, are subject to full clinical trials but the cost, time and risk in getting them to market are lower; as the base component of the drug (the protein component) is already well known, characterized and accepted by regulatory agencies like the US Food and Drug Administration (FDA). Markets and their sizes are already established.

As we are now focused on the development and commercialization of generic, biosimiliar and biobetter products on March 29, 2011 we changed the name of Cyplasin Biomedical Ltd to Compass Biotechnologies Inc to reflect our new direction. Our subsidiary, C-Pharma Inc., will continue to develop the Hepatitis C project our company was previously focused on.

Research and development

We are a biotechnology development stage company and have not generated any revenues from our technologies. We believe, however, that there are opportunities to discover and develop effective and cost-effective treatments for the VLP technology licensed via the NIH for Hepatitis C. In addition to developing a vaccine for Hepatitis C, we anticipate to be able to develop generic Hepatitis C therapeutic drugs which we can market and generate revenue from. The focus of Compass Bio will be to develop protein based biosimiliar and biobetter drugs

During our fiscal year ended January 31, 2011 we expended $105,050 on research and development costs, compared to $87,479 during the fiscal year ended January 31, 2010.

Intellectual property

We currently own and operate the registered internet domain http://www.compassbio.net/ and also www.c-pharma.net

We rely on a combination of patents and licenses to establish and protect our proprietary rights. We intend to require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our technologies or strategic plans, and it is our policy to enter into proprietary information agreements with employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the United States, Canada and Europe. In addition, our competitors may independently develop technologies similar to ours. Our precautions may not prevent misappropriation or infringement of our intellectual property.

We currently have the rights to the following patents in the US and in Europe with other territories:

Patent(s) or Patent Application(s):
entitled "Synthesis and Purification of Hepatitis C Virus-Like particles" (PHS Ref. E-009-1997/0).

Serial Number	Country	Filing Date	Issue Date	Status	Patent Number
09/296,441	U.S.A.	04/21/1999	05/14/2002	Issued	6,387,662
23479/97	Australia	03/25/1997	01/03/2002	Issued	738585
9791652.6	EPO	03/25/1997	--	Pending	--
10-522521	Japan	03/25/1997	--	Pending	--
2269097	Canada	03/25/1997	--	Pending	--

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

Employees

At this time, our company has no employees, other than our directors and our sole officer.

Customers

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

Since inception through January 31, 2011, we have a net loss of $3,372,038. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Our product development efforts are primarily directed toward obtaining regulatory approval for our protein product treatments. Our products may not be employed in all potential applications being investigated, and any reduction in applications may limit the market acceptance of our products and our potential revenues. As a result, even if our products are developed into marketable products and we obtain all required regulatory approvals, we cannot be certain that our products will be adopted at a level that would allow us to operate profitably.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board and the OTC Link under the symbol “COBI”. The following quotations obtained from Stockwatch reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
January 31, 2011	$0.35	$0.30
October 31, 2010	$0.46	$0.065
July 31, 2010	$0.51	$0.11
April 30, 2010	$0.60	$0.219
January 31, 2010	$0.10	$0.04
October 31, 2009	$0.05	$0.05
July 31, 2009	$1.15	$0.2
April 30, 2009	n/a	n/a
January 31, 2009	$0.02	$0.009

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

On May 17, 2011, the shareholders' list showed 91 registered shareholders and 19,842,621 common shares outstanding.

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

The following table summarizes certain information regarding our equity compensation plan as at January 31, 2011 (post split):

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2011.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended January 31, 2011 and January 31, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

If our financing plans are successful we do expect that the number of employees and consultants retained by the Company to increase. This would be a reflection of the increase in activity of developing our products and moving them through the various studies and clinical trials required. We do and will continue to outsource contract employment as needed. However as we may be limited in our financing efforts we are taking a conservative approach in providing the next period of operations and activity levels.

Results of Operations

For the Year Ending January 31, 2011 and 2010

		Year Ended
		January 31
		2011		2010
				(Restated)
Revenue	$	Nil	$	Nil
Operating Expenses		$1,418,218		$406,239
Net Income (Loss)		$(1,489,171)		$(341,109)

Expenses

Our operating expenses for our years ended January 31, 2011 and 2010 are outlined in the table below:

	Year Ended
	January 31
	2011	2010
		(Restated)
Amortization	$78,074	$621
General and administrative	$1,128,517	$229,834
Management fees	$105,050	$87,479
Research and development	$105,050	$87,479
Travel	$1,527	$826

Operating expenses for year ended January 31, 2011, increased by approximately 249% as compared to the comparative period in 2010 primarily as a result of increase in amortization of licenses by $77,228, increase in management fees by $17,570, increase in research and development fees by $17,570, increase in consulting fees by $830,763 and increase in other general and administrative fees by $67,920.

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

Liquidity and Financial Condition

Working Capital

	At	At
	January 31,	January 31,
	2011	2010	Increase/
		(Restated)	(Decrease)
Current Assets	$310,185	$59,045	$251,140
Current Liabilities	$699,182	$220,782	$448,400
Working Capital (deficit)	$(388,997)	$(65,737)	$(323,260)

Cash Flows
	Year Ended	Year Ended
	January 31,	January 31,
	2011	2010
Net Cash Used in Operating Activities	$339,950	$188,733
Net Cash Used in Investing Activities	$4,351	$98,288
Net Cash Provided by Financing Activities	$386,601	$278,358
Increase in Cash During the Period	$35,208	$(21,035)

In the next twelve months we anticipate spending $360,000 on management fees, $250,000 on general and administrative expenses and $1,180,000 on research and development. Our cash on hand at January 31, 2011 was $40,126. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $1,790,000 over the next 12 months to pay for our ongoing operating expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Cash Requirements

Estimated Funding Required During the Twelve Month Period Ending January 31, 2012

Operating Expenses
Management and Consulting	$360,000
Research and Development	1,180,000
General and Administrative	250,000
Total Operating Expenses	$1,790,000

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended January 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Principles of Consolidation

These financial statements include the accounts of our company and its wholly-owned subsidiary, C-Pharma Inc. (formerly Cyplasin OncoScience Inc.). All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment. The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life for the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed. Intangible assets with finite life are amortized over their useful life on a straight line basis. Management has determined that the Company’s license to patents to be used in the development of vaccination for the prevention and treatment of hepatitis C to have a useful life of 10 years.

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

Other Comprehensive Income

Our company reports and displays comprehensive income and its components in the financial statements. During the years ended January 31, 2011 and 2010, the only component of comprehensive income was foreign currency translation adjustments.

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

Our company accounts for uncertainty in income taxes by prescribing the recognition threshold that a tax position is required to meet before any part of the benefit of that position may be recognized in the financial statements.

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

Stock-Based Compensation

Our company records the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, in the financial statements based on the grant-date fair value of the award.

Comparative figures

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU “) 2010-06, Improving Disclosures about Fair Value Measurements, which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosures of activities, including purchases, sales, issuances, and a settlement within Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The implementation of the adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements". The amendment eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This standard had no impact on the Company's consolidated financial statements.

There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

COMPASS BIOTECHNOLOGIES INC
(FORMERLY CYPLASIN BIOMEDICAL, LTD.)
(A Development Stage Company)
January 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Compass Biotechnologies Inc. (formerly Cyplasin Biomedical, Ltd):

We have audited the accompanying consolidated balance sheets of Compass Biotechnologies Inc. (formerly Cyplasin Biomedical, Ltd) (a development stage company) as of January 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from February 15, 2007 (date of reporting as a development stage company) to January 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Compass Biotechnologies Inc. as of January 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from February 15, 2007 (date of reporting as a development stage company) to January 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

The Company has restated its consolidated financial statements for the year ended January 31, 2010 to reflect correction of an error (Note 14). Accordingly, our present opinion on the 2010 financial statements, as presented herein, is not different from our previous report dated May 14, 2010, whereby we expressed an opinion that the 2010 financial statements fairly presented the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
May 17, 2011

COMPASS BIOTECHNOLOGIES INC. (FORMERLY CYPLASIN BIOMEDICAL, LTD.)
(A Development Stage Company)
Consolidated Balance Sheets

	January 31,	January 31,
	2011	2010
	$	$
		(Restated -
		Note 14)
ASSETS

Current Assets
Cash	40,126	4,918
Receivable	45,071	32,019
Prepaids (Note 7)	224,988	22,108
Total Current Assets	310,185	59,045
Accounts receivable (Note 4)	–	69,335
Equipment, net (Note 3)	730	1,576
Licenses, net (Note 5)	695,050	740,427
Total Assets	1,005,965	870,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Notes 5, 6, 9 and 10)	685,682	210,782
Promissory note (Note 6)	13,500	10,000
Total Liabilities	699,182	220,782

Contingency (Note 1)
Commitments (Note 4, 5 and 10)
Subsequent events (Note 15)
Stockholders’ equity
Common stock (Note 7) Authorized: 100,000,000 shares of common stock, par value $0.001 and 100,000,000 shares of preferred stock, par value $0.001
Issued and outstanding: 15,729,053 common shares (January 31, 2010 – 4,104,200)	15,729	4,104
Additional paid-in capital	3,422,506	1,638,211
Accumulated other comprehensive income	21,664	28,756
Obligation to issue shares (Note 5 and 10)	113,875	654,475
Subscriptions receivable (Note 7)	(10,200)	–
Subscriptions received (Note 7)	115,247	206,922
Deficit	(54,275)	(54,275)
Deficit accumulated during the development stage	(3,317,763)	(1,828,592)
Total Stockholders’ Equity	306,783	649,601
Total Liabilities and Stockholders’ Equity	1,005,965	870,383

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS BIOTECHNOLOGIES INC. (FORMERLY CYPLASIN BIOMEDICAL, LTD.)
(A Development Stage Company)
Consolidated Statements of Operations

	Accumulated From
	February 15, 2007
	(Date of reporting as
	a development stage
	company)	Year	Year
	to	Ended	Ended
	January 31,	January 31,	January 31,
	2011	2011	2010
	$	$	$
			(Restated -
			Note 14)

Operating Expenses

Amortization	79,407	78,074	621
General and administrative	1,855,048	1,128,517	229,834
Management fees (Note 9)	365,711	105,050	87,479
Research and development (Note 9)	995,435	105,050	87,479
Travel	16,339	1,527	826

Loss Before Other Items	(3,311,940)	(1,418,218)	(406,239)

Other Items
Gain on sale of patent (Note 4)	70,025	–	70,025
Loss on settlement of debt (Note 9)	(4,894)	–	(4,894)
Write-off of patent (Note 4)	(1)	–	(1)
Write-off of accounts receivable (Note 4)	(70,953)	(70,953)	–
Net Loss	(3,317,763)	(1,489,171)	(341,109)

Loss Per Share – Basic and Diluted		(0.14)	(0.16)

Weighted Average Shares Outstanding – Basic and Diluted		10,618,572	2,125,849

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS BIOTECHNOLOGIES INC. (FORMERLY CYPLASIN BIOMEDICAL, LTD.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity

									Deficit
			Additional	Accumulated					accumulated
		Common	Paid-in	Other	Obligation to				during the
	Common	Stock	Capital	Comprehensive	issue shares	Subscriptions	Subscriptions		development
	Stock	Amount		Income (Loss)		receivable	received	Deficit	stage	Total
	Number	$	$	$	$	$	$	$	$	$
Balance, January 31, 2007 and February 15, 2007 (date of reporting as a development stage company)	1,770,100	1,770	54,831	(168)	–	–	–	8,394	–	64,827
Common stock issued	525,000	525	(524)	–	–	–	–	–	–	1
Common stock cancelled	(1,333,000)	(1,333)	1,333	–	–	–	–	–	–	–
Private placements	42,500	28	1,099,972	–	–	–	–	–	–	11,000,000
Stock-based compensation	–	–	115,131	–	–	–	–	–	–	115,131
Foreign currency translation	–	–	–	70,339	–	–	–	–	–	70,339
Net loss	–	–	–	–	–	–	–	(62,669)	(856,380)	(919,049)
Balance, January 31, 2008	989,600	990	1,270,743	70,171	–	–	–	(54,275)	(856,380)	431,249
Stock-based compensation	–	–	193,368	–	–	–	–	–	–	193,368
Foreign currency translation	–	–	–	(29,043)	–	–	–	–	–	(29,043)
Net loss	–	–	–	–	–	–	–	–	(631,103)	(631,103)
Balance, January 31, 2009	989,600	990	1,464,111	41,128	–	–	–	(54,275)	(1,487,483)	(35,529)
Private placements	1,725,000	1,725	84,975	–	–	–	–	–	–	86,700
Shares for debt	669,600	669	32,811	–	–	–	–	–	–	33,480
Shares for consulting	400,000	400	39,600	–	–	–	–	–	–	40,000
Finder’s shares	320,000	320	31,680	–	–	–	–	–	–	32,000
Finder’s fees	–	–	(69,962)	–	–	–	–	–	–	(69,962)
Stock-based compensation	–	–	54,996	–	–	–	–	–	–	54,996
Obligation to issue shares	–	–	–		654,475	–	–	–	–	654,475
Foreign currency translation	–	–	–	(12,372)	–	–	–	–	–	(12,372)
Subscriptions received	–	–	–	–	–	–	206,922	–	–	206,922
						–	–
Net loss(Restated – Note 14)	–	–	–	–	–			–	(341,109)	(341,109)
Balance, January 31, 2010	4,104,200	4,104	1,638,211	28,756	654,475	–	206,922	(54,275)	(1,828,592)	649,601
Private placements	5,194,853	5,195	520,934	–	–	(10,200)	(187,266)	–	–	328,663
Shares for consulting	2,750,000	2,750	877,750	–	–	–	–	–	–	880,500
Shares for license	3,180,000	3,180	537,420	–						540,600
Obligation to issue shares	–	–	–	–	(540,600)	–	–	–	–	(540,600)
Finder’s shares	500,000	500	49,500	–	–	–	–	–	–	50,000
Share issuance costs	–	–	(214,909)	–	–	–	–	–	–	(214,909)
Stock based compensation	–	–	13,600	–	–	–	–	–	–	13,600
Foreign currency translation	–	–	–	(7,092)	–	–	–	–	–	(7,092)
Subscriptions received	–	–	–	–	–	–	95,591	–	–	95,591
						–	–
Net loss	–	–	–	–	–			–	(1,489,171)	(1,489,171)
Balance, January 31, 2011	15,729,053	15,729	3,422,506	21,664	113,875	(10,200)	115,247	(54,275)	(3,317,763)	306,783

The accompanying notes are an integral part of these consolidated financial statements

COMPASS BIOTECHNOLOGIES INC. (FORMERLY CYPLASIN BIOMEDICAL, LTD.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Accumulated
	From
	February 15, 2007
	(Date of reporting
	as a development
	stage company)	Year	Year
	To	Ended	Ended
	January 31,	January 31,	January 31,
	2011	2011	2010
	$	$	$
			(Restated -
			Note 14)

Cash Flows From Operating Activities

Net loss	(3,372,038)	(1,489,171)	(341,109)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Amortization	79,407	78,074	621
Gain on sale of patent	(70,025)	–	(70,025)
Foreign exchange on gain on sale of patent	790	–	790
Loss on settlement of debt	4,894	–	4,894
Accrued interest	2,322	2,322	–
Shares for consulting services	732,308	692,308	40,000
Obligation to issue shares for consulting services	28,875	–	28,875
Stock-based compensation	377,095	13,600	54,996
Write-off of patent	1	–	1
Write-off of accounts receivable	69,335	69,335	–

Changes in operating assets and liabilities:

Receivable	(45,071)	(13,052)	(13,859)
Prepaids	(58,904)	(36,796)	(16,687)
Accounts payable and accrued liabilities	552,564	343,430	122,770

Net Cash Used in Operating Activities	(1,698,447)	(339,950)	(188,733)
Cash Flows From Investing Activities

Acquisition of equipment	(2,909)	–	(997)
Acquisition of patent	(100)	–	–
Acquisition of licenses for patents	(101,642)	(4,351)	(97,291)

Net Cash Used in Investing Activities	(104,651)	(4,351)	(98,288)

Cash Flows From Financing Activities

Proceeds from loan payable	13,500	3,500	10,000
Issuance of common stock	1,505,547	287,510	61,436
Subscriptions received	302,513	95,591	206,922

Net Cash Provided By Financing Activities	1,821,560	386,601	278,358

Effect of Exchange Rate Changes	21,664	(7,092)	(12,372)

Change in Cash	40,126	35,208	(21,035)

Cash– Beginning	–	4,918	25,953

Cash– Ending	40,126	40,126	4,918

Supplemental Cash Flow Information – Note 12

The accompanying notes are an integral part of these consolidated financial statements.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011

1.	Nature of Operations and Going Concern

Compass Biotechnologies Inc. (formerly Cyplasin Biomedical, Ltd.) (the “Company”) was incorporated in the state of Nevada on November 25, 2004 and is a development stage company. Effective March 29, 2011, the Company entered into an agreement and plan of merger with its wholly-owned subsidiary whereby the subsidiary merged with and into the Company and effected a name change to Compass Biotechnologies Inc. The Company’s shares are quoted on the OTC-BB.

Pursuant to Asset Purchase Agreements (Note 4), the Company had acquired intellectual property comprised of patents used in the development of cancer treatment technology. During the year ended January 31, 2010, the Company wrote- off and sold these patents due to a change in focus of the Company’s business and acquired licenses for patents pertaining to the technology utilized in the prevention and treatment of hepatitis C (Note 5).

The accompanying consolidated financial statements have been prepared on the basis of a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. At January 31, 2011, the Company had not yet achieved profitable operations and has accumulated losses of $3,372,038 (2010 - $1,882,867) since its inception and has a working capital deficiency of $388,997 (2010 - $161,737). The continuing operations of the Company are dependent upon its ability to raise adequate financing to develop its technology for production.

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

Management is addressing going concern remediation through raising additional sources of capital for operations and planned commercialization. Management’s plans are intended to increase the Company’s financial stability and to improve the efficiency of continuing operations. The Company intends to generate funds from future production of hepatitis C therapy products and raising funds from investors via equity. It is expected that the Company may incur further losses in the development of its business, all of which casts reasonable doubt about the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in US dollars. The Company’s fiscal year end is January 31.

	b)	Principles of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiary, C-Pharma Inc. (formerly Cyplasin OncoScience Inc.). All significant intercompany transactions and balances have been eliminated upon consolidation.

	c)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. The Company’s actual results could differ from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of amortization and impairment of intangibles and long lived assets, fair value of stock-based transactions, expected tax rates for future income tax recoveries and determining the fair values of financial instruments.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011

2.	Summary of Significant Accounting Policies (cont’d)

	d)	Foreign Currency Translation

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

Equipment consists of computer hardware, furniture and equipment and is recorded at cost. Computer hardware and furniture and equipment are depreciated on a straight-line basis over their estimated lives of 3 years and 5 years, respectively.

	f)	Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but are annually tested for impairment. The determination of any impairment includes a comparison of the estimated future operating cash flows anticipated during the remaining life to the net carrying value of the asset as well as a comparison of the fair value to the book value of the Company or the reporting unit to which the goodwill can be attributed. Intangible assets with finite life are amortized over their useful life on a straight line basis. Management has determined that the Company’s license to patents to be used in the development of vaccination for the prevention and treatment of hepatitis C to have a useful life of 10 years.

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

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended January 31, 2011 and 2010, the only component of comprehensive income was foreign currency translation adjustments.

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

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011

2.	Summary of Significant Accounting Policies (cont’d)

	k)	Basic and Diluted Loss per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. For the years presented, diluted loss per share is equal to basic loss per share as the effects of the computations are anti-dilutive.

	l)	Financial Instruments and Risk Management

The carrying value of the Company’s financial instruments, consisting of cash, receivables, accounts payable and promissory note approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments (Note 13).

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

	n)	Comparative figures

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

	o)	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU “) 2010-06, Improving Disclosures about Fair Value Measurements, which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosures of activities, including purchases, sales, issuances, and a settlement within Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The implementation of the adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements". The amendment eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This standard had no impact on the Company's consolidated financial statements.

There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011

3.	Equipment

Equipment consisted of the following:

	January 31,	January 31,
	2011	2010
	$	$

Computer hardware	2,667	2,667
Furniture and equipment	242	242
	2,909	2,909
Less: Accumulated amortization	(2,179)	(1,333)

	730	1,576

4.	Patent

Pursuant to an Asset Purchase Agreement, dated February 1, 2007, the Company acquired a patent, the value of which was deemed to be indeterminable. A nominal value of $1 was assigned to the patent, which was written-off during the year ended January 31, 2010 due to a change in focus of the Company’s business.

On April 10, 2007, the Company entered into another Asset Purchase Agreement with Bioxen Ltd., (“Bioxen”), a company indirectly owned by a former director of the Company, for the purchase of the rights, title and interest to certain intellectual property for $100. On August 12, 2009, the Company entered into an Asset Purchase Agreement (the “Bioxen Asset Purchase Agreement”) whereby Bioxen purchased the rights, title and interest to the intellectual property from the Company. As consideration, Bioxen is obligated to pay the Company $69,335 (50,000 EUR), within 5 days of completion of a corporate financing in a minimum amount of 500,000 EUR, which was recorded as a receivable at January 31, 2010. The Company recorded a gain of $70,025 on the sale of the intellectual property, net of foreign exchange losses. During the year ended January 31, 2011, management determined the receivable was uncollectible and wrote-off of $70,953, net of foreign exchange.

In addition, Bioxen will pay the Company a 0.5% royalty, calculated on all gross revenue of licensed products sold by Bioxen, to a maximum payment of $3,000,000. At January 31, 2011 and 2010, the Company has recorded $Nil in royalties receivable from Bioxen. In conjunction with the Bioxen Asset Purchase Agreement, a director of Bioxen was obligated to enter into a subscription agreement for the purchase of 118,000 shares of common stock of the Company at a price of $0.17 for total proceeds of $20,060 which was completed during the year ended January 31, 2010.

5.	Licenses

Effective December 29, 2009, the Company entered into an Asset Assignment Agreement with C-Virionics Corporation (“C-Virionics”) whereby the Company acquired certain licenses to patents used in the development of vaccination for prevention and treatment of hepatitis C. In consideration, the Company paid $97,291 in royalty and other costs on behalf of C-Virionics and is obligated to issue 3,680,000 shares of common stock with a fair value of $625,600 which had been recorded in obligation to issue shares at January 31, 2010. During the year ended January 31, 2011, the Company issued 3,180,000 shares of common stock with a fair value of $540,600 (Note 7). At January 31, 2011, 500,000 shares of common stock at a fair value of $85,000 remain in obligation to issue shares.

The licenses to patents are licensed from the Unites States Public Health Service (“PHS”), to which the Company is obligated to make the following royalty payments:

a)	$5,000 annually commencing January 1, 2010;
b)	5% on net sales; and
c)	Benchmark royalties of:
$25,000 upon initiation of phase I clinical trials;
$100,000 upon initiation of phase II clinical trials;
$250,000 upon initiation of phase III clinical trials;
$500,000 upon Biologics License Application (“BLA”) submission; and
$3,000,000 upon BLA approval.

The Company is also obligated to pay PHS additional sublicensing royalties based on the fair market value of any consideration received.

During the year ended January 31, 2011, the Company paid royalties of $22,449 (2010 - $97,291) and at January 31, 2011, the Company has recorded a royalty payable of $27,500 (2010 - $17,536) in accounts payable and accrued liabilities. To January 31, 2011, the Company has recorded amortization of $77,228 (2010 - $Nil) on the licenses.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011

6.	Promissory Note

On April 5, 2010, the Company entered into an unsecured promissory note agreement (the “Note”) with a shareholder whereby the Company has borrowed $20,000 (2010 - $10,000).

The Note is interest bearing at 15% per annum commencing April 5, 2010, and repayable upon the Company completing a financing of at least $100,000. If the Company fails to make payment, interest will accrue at a rate of 18% per annum on the outstanding balance plus accrued interest. During the year ended January 31, 2011, the Company completed such financing and repaid $6,500, therefore the loan is interest bearing at 18% per annum. Included in accounts payable and accrued liabilities at January 31, 2011 is $2,332 (2010 - $Nil) in accrued interest, which has been recorded in general and administrative expenses.

During the term that the Note is outstanding, the shareholder will have the right to convert the outstanding principal balance and accrued and unpaid interest into shares of preferred stock. The number of preferred stock into which the Note will be converted will be equal to the total borrowed plus accrued interest on the date of conversion divided by $0.80. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature has been recorded.

7.	Common Stock

The Company is authorized to issue common stock of up to 100,000,000 shares, with a par value of $0.001 and up to 100,000,000 shares of preferred stock, with a par value of $0.001. The preferred shares entitle the holder to payment as a preferred creditor in the case of corporate default.

During the year ended January 31, 2011, the Company issued the following shares of common stock:

a)

100,000 shares of common stock for gross proceeds of $10,000 and 846,176 shares of common stock for gross proceeds of $143,850 upon completion of private placements, of which $153,850 was recorded in subscriptions received at January 31, 2010. The Company recorded share issuance costs of $50,771 in relation to these private placements, of which $28,663 is recorded accounts payable and accrued liabilities at January 31, 2011 and $22,108 was recorded in prepaids at January 31, 2010.

b)

486,567 shares of common stock for gross proceeds of $82,720 upon completion of a private placement, of which $19,816 was recorded in subscriptions received at January 31, 2010. The Company recorded share issuance costs of $72,985 in relation to these private placements, which is recorded in accounts payable and accrued liabilities at January 31, 2011.

c)	3,482,110 shares of common stock for gross proceeds of $241,959 upon completion of a private placement, of which $10,200 is recorded in subscriptions receivable at January 31, 2011.

d)	280,000 shares of common stock for gross proceeds of $47,600 upon completion of a private placement, of which $13,600 was recorded in subscriptions received at January 31, 2010.

e)	3,180,000 shares of common stock at a fair value of $540,600 for licenses for patents (Note 5).

f)

2,750,000 shares of common stock at a fair value of $880,500 for consulting services, of which $692,308 has been recorded in general and administrative expenses and $188,192 has been recorded in prepaids at January 31, 2011.

During the year ended January 31, 2011, the Company paid additional share issuance costs of $41,154 and issued 500,000 common shares at a fair value of $50,000 for finder’s fees.

At January 31, 2011, the Company has $115,247 in subscriptions received. These subscriptions are comprised of advances towards a private placement of 1,047,890 shares of common stock ranging from $0.10 to $0.17 per share.

During the year ended January 31, 2010, the Company issued the following shares:

a)

1,725,000 shares of common stock for gross proceeds of $86,700 upon completion of a private placement. Pursuant to a finder’s fee agreement, the Company paid finder’s fees of $69,962, of which $12,698 is recorded in accounts payable and accrued liabilities at January 31, 2010 and issued 320,000 finder’s shares with a fair value of $32,000.

b)	400,000 shares of common stock with a fair value of $40,000 for consulting fees, which has been recorded in general and administrative expenses.

c)	669,600 shares of common stock at $0.05 per share, for the conversion of debt in the amount of $33,480.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011

8.	Stock Options

On May 11, 2007 the Company adopted a stock option plan (the ‘”Plan”). Pursuant to the Plan, the Company recognizes stock-based compensation costs over the requisite service period of the award, which is the option vesting term. The following are the assumptions used for the Black-Scholes option pricing model to record the fair value of the stock options:

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

On January 31, 2010, the Company issued 500,000 stock options to the President of the Company, pursuant to the Plan. These options are exercisable at a price of $0.18 for a period of 5 years. The options vest at a rate of 20% per year, commencing January 31, 2010. The fair value of these options at the date of grant was estimated to be $68,006 using the Black-Scholes option pricing model with an expected life of 5 years, a risk-free interest rate of 2.34%, a dividend yield of 0%, and expected volatility of 101%. These stock options expire on January 31, 2014. To January 31, 2011, 200,000 (2010 – 100,000) of these stock options are exercisable and the Company recognized $13,600 (2010 - $54,996) in stock- based compensation expense in relation to vested stock options, of which $6,800 (2010 - $27,498) was allocated to management fees and $6,800 (2010 - $27,498) to research and development expenses.

Stock option transactions during the year ended January 31, 2011 were as follows:

Balance, January 31, 2009	4,000
Issued	500,000
Balance, January 31, 2010 and 2011 – Outstanding	504,000
Balance, January 31, 2011 – Exercisable	204,000

9.	Related Party Transactions

During the year ended January 31, 2011, the President of the Company received a monthly management consulting fee of CDN$12,000 plus bonus totaling $196,500 (2010 - $119,962), of which $98,250 (2010 - $59,981) has been recorded as management fees and $98,250 (2010 - $59,981) as a research and development.

During the year ended January 31, 2011, a director of the Company received a monthly consulting fee of $12,000 totaling $144,000 (2010 - $96,000) which has been recorded as general and administrative expenses.

During the year ended January 31, 2011, the Company settled debt with a director of the Company in the amount of $Nil (2010 - $28,586) through the issuance of shares of common stock with a fair value of $Nil (2010 - $33,480) and realized a loss on settlement of debt in the amount of $Nil (2010 - $4,894).

As at January 31, 2011, $321,913 (2010 - $114,854) was due to related parties and recorded in accounts payable and accrued liabilities.

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Unless otherwise noted related party amounts are unsecured, bear no interest and have no fixed terms of repayment.

10.	Commitments

a)

On January 1, 2009, the Company entered into a finder’s fee agreement with a third party consultant, whereby the consultant would introduce investment capital to the Company for a period of 1 year. The consultant will receive a fee of 15% of the funds raised. The Company also agrees that if one of more parties introduced to the Company by the consultant during the term of the finder’s fee agreement completes an investment within 1 year after the term of the agreement, the Company will pay the fees as stated above. At January 31, 2011, recorded in accounts payable and accrued liabilities is $114,346 (2010 - $12,698) in finders’ fees which have been allocated to common stock.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011

10.	Commitments (cont’d)

	a)	(cont’d)

On August 1, 2010, the Company entered into a financial advisory agreement with this third party consultant, whereby the consultant would be paid a fee of $10,000 per month, for a period of 6 months, in cash or shares of common stock. At January 31, 2011, recorded in accounts payable and accrued liabilities is $60,000 (2010 - $Nil) in consulting fees for this third party consultant, which was settled through the issuance of 600,000 shares of common stock subsequent to January 31, 2011.

b)

On July 14, 2009, the Company had entered into a service agreement with Moody Capital Solutions, Inc. (“Moody”) whereby Moody would serve as an investment banker and placement agency for the Company. The term of the agreement was until November 10, 2009 and Moody was entitled to receive $8,000 ($4,000 paid, $4,000 accrued); and receive 210,000 restricted shares of common stock with a fair value of $28,875 which have been recorded in obligation to issue shares. To January 31, 2011, Moody had not assisted with any private placement and, therefore, all fees were previously recorded in consulting expense.

Upon closing the placement of shares of common or preferred stock and any convertible or redeemable debt, Moody was entitled to receive 10% of the principal amount raised at each closing and 10% warrant coverage for any equity or sub-debt placed. The warrants will be exercisable at 10% above the offering or conversion price, have piggyback registration rights and exercisable for a period of 5 years. Should the Company be sold during the term of the agreement, Moody will receive a break-up fee of $100,000. The Company also agrees that if Moody or any affiliate with over 50% control by Moody introduces the Company, during the term of the agreement or within 3 years from the termination date, to equity or debt financing, the Company will pay the fees as stated above.

c)

On May 17, 2010, the Company entered into a Letter of Agreement (the “letter of Agreement”) with Minapharm Pharmaceuticals SAE (“Minapharm”) a company incorporated in Egypt. Minapharm is engaged in the development and commercialization of pharmaceutical products within Egypt.

Pursuant to the Letter of Agreement, the Company will grant Minapharm an exclusive product distribution agreement and a royalty bearing sub-license which will give Minapharm the right to manufacture, market, sell or otherwise commercialize the Company’s ribavirin USP hepatitis C vaccine in either formula or other form. In return, Minapharm will grant the Company the rights to exclusive product development, marketing and distribution rights and a royalty bearing license to rights to its pegylated interferon-alpha, in an active pharmaceutical ingredient or as finished final product. The Letter of Agreement also stipulates that Minapharm will make a loan to the Company to assist in its therapeutic development program. To January 31, 2011, Minapharm has not made a loan to the Company.

d)

On May 18, 2010, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with Cambridge Partners LLC (“Cambridge”) whereby Cambridge will act as a financial advisor with respect to a future financing, until May 15, 2011. The Engagement Agreement can be terminated after November 15, 2010. The Company will pay Cambridge a cash fee equal to 5% of the gross proceeds raised in addition to issuing Cambridge warrants equal to 5% of the shares of common stock issued in the financing. Such warrants will be exercisable at the same price of the shares of common stock issued in the financing. The Company also agrees that if the Company completes a financing within 1 year after the term of the agreement, the Company will pay the fees as stated above. The Company terminated the Engagement Agreement. As a result, a retainer of $5,000 paid to Cambridge was recorded as consulting fees which are recorded in general and administrative expenses.

e)

On June 8, 2010, the Company entered into an Agreement with Investor Outreach Services LLC. (“IOS”) whereby IOS will introduce the Company to investors. The Company will pay IOS a cash fee equal to 5% of the gross proceeds raised, in addition to 3% of any additional funds later brought forth from the investors. Such provisions for compensation will last for a period of 3 years from the date any investor first invests in the Company. To January 31, 2011, the Company has paid or accrued $Nil to IOS.

f)

On June 1, 2010, the Company entered into a finder’s fee agreement with a third party consultant, whereby the consultant would assist with respect to a future financing. The term of the agreement was for a period of 6 months and the consultant was entitled to receive a finder’s fee in cash or shares, based on the total amount of equity financing received. To January 31, 2011, the consultant had not assisted with any private placement and, therefore, the Company has paid or accrued $Nil to the consultant.

The Company also agreed that in the event that one or more parties introduced to the Company by the consultant during the term of the agreement completes an investment within 1 year after the termination of the agreement, then the Company agrees that the fee will continue to be due and payable.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011

10.	Commitments (cont’d)

g)

On July 27, 2010, the Company entered into a Securities Purchase Agreement with Tangiers Investors, LP (“Tangiers”). Under the agreement, the Company would agree to issue and sell its common stock to Tangiers for an aggregate purchase price of up to $10,000,000. The funding obligates Tangiers to buy the Company’s stock in amounts of up to $250,000 per draw down, at the Company’s discretion over a period of 24 months. The purchase and sale of common stock is predicated upon the Company filing a S1 Registration with the Securities and Exchange Commission, which at January 31, 2011, was not completed.

h)

On February 1, 2010 and August 31, 2010, the Company entered into a services agreement with a third party consultant, whereby the consultant would be paid a fee of $5,000 per month, for a period of 1 year, in cash or shares of common stock. At January 31, 2011, recorded in accounts payable and accrued liabilities is $60,000 (2010 - $Nil) in consulting fees for this third party consultant.

11.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2010 – 35%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

		January 31,
		2010
	January 31,	$
	2011	(Restated –
	$	Note 14)

Net loss before income taxes	(1,489,171)	(341,109)
Income tax rate	35%	35%
Income tax (recovery)	(521,210)	(119,388)
Non-deductible items	15,890	19,466
Valuation allowance change	515,450	72,660
Tax rate change	(10,130)	27,262
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at January 31, 2011 are as follows:

	January 31,	January 31,
	2011	2010
	$	$

Net operating loss carryforward	997,620	493,300
Licenses	11,130	–
Valuation allowance	(1,008,750)	(493,300)
Net deferred income tax asset	–	–

At January 31, 2011, the Company has non-capital loss carry-forwards, which expire commencing in 2031, of approximately $2,850,000. The Company is required to compute the deferred tax benefits from non-capital loss carry-forwards. However, due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided against this deferred tax asset.

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

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011

12.	Supplemental Cash Flow Information

	Accumulated
	From
	February 15, 2007
	(Date of reporting	Year	Year
	as a development	ended	ended
	stage company) to	January 31,	January 31,
	January 31, 2011	2011	2010
	$	$	$
Cash paid for interest	–	–	–
Cash paid for income taxes	–	–	–
Obligation to issue shares of common stock for acquisition of licenses	85,000	–	625,600
Issue shares of common stock for acquisition of licenses	540,600	540,600	–
Obligation to issue shares of common stock for consulting services	28,875	–	28,875
Royalties recorded in accounts payable and accrued liabilities	27,500	27,500	17,536
Finder’s fee shares	82,000	50,000	32,000
Finder’s fees recorded in accounts payable and accrued liabilities	114,346	101,648	12,698
Reclassification of prepaids to common stock	–	22,108	–
Issuance of common shares for consulting services recorded in prepaids	188,192	188,192	–
Subscriptions receivable for shares issued	10,200	10,200	–
Reclassification of subscriptions received to common stock	–	187,266	–

13.	Fair Value of Financial Instruments

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Levels 1 to 3 based on the degree to which fair value is observable:

Level 1 - fair value measurements are those derived from quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3 - fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

	Level 1	Level 2	Level 3

Cash	$40,126	-	-
Accounts receivable	$45,071	-	-
Accounts payable	$685,682	-	-
Loan payable	$13,500	-	-
Obligation to issue shares	$113,875	-	-

There were no transfers between Level 1 and Level 2 during the year. The Company has no financial instruments valued in Level 3.

14.	Restatement

The Company has restated its financial statements for the year ended January 31, 20010, in order to record accounts payable for services provided to the Company in the correct fiscal period.

	January 31, 2010		January 31, 2010
	– As reported	Adjustment	– As restated

Consolidated balance sheets
Accounts payable and accrued liabilities	$114,782	$96,000	$210,782

Consolidated statements of operations
General and administrative expenses	$133,834	$96,000	$229,834

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
January 31, 2011

15.	Subsequent events

	a)	The Company entered into a 6 month consulting agreement with third party. Pursuant to the agreement, the Company issued 1,900,000 common shares for consulting services upon execution of the agreement.

b)

The Company entered into a stock purchase agreement with Rathbourne Mercantile Ltd. (“Rathbourne”) for $30,000 at $0.07 per share as part of the Company’s financing of 428,571 shares of common stock. In addition, the Company granted Rathbourne 1,000,000 stock options exercisable at a price of $0.07 per share for a period of 60 days.

	c)	The Company issued 300,000 common shares to settle debt of $22,500 with the President of the Company.

	d)	The Company entered into an agreement to issue shares of restricted stock to settle debt of $268,500 with a director of the Company.

	e)	The Company issued 600,000 common shares to settle accounts payable of $60,000 to a consultant (Note 10).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the fiscal year ended January 31, 2011.

Item 9A.	Controls and Procedures

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

As of January 31, 2011, management assessed the effectiveness of our company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to some deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our president (who is acting as our principal executive officer and our principal financial officer and principal accounting officer) in connection with the audit of our financial statements as of January 31, 2011.

Management believes that the material weaknesses set forth in items (1), (2) and (3) above did not have an effect on our company's financial results.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with the Audit Committee of our Board of Directors.

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

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Garth Likes	Director President and Chief Executive Officer	57	February 15, 2007
Dr. Joseph Sinkule	Director	57	February 1, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Garth Likes - President, Chief Executive Officer and Director

Mr. Likes is a co-founder and the President and Chief Executive Officer of Cyplasin Biomedical Inc. Mr. Likes is also a former member of the board of directors, Chair of the HR committee and a member of the Audit Committee of Lab Research Inc., a preclinical research contract research company (CRO) located in Montreal, Canada.

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

Dr. Joseph Sinkule - Director

Dr. Joseph Sinkule is a serial entrepreneur and a 28-year biotech veteran with extensive biotech start up experience. Joe has taken several drug and recombinant protein products from discovery thru FDA approval and licensure. He was previously Sr. VP of R&D at a NASDAQ-listed biotech company and Director of Clinical Research at Immunex. Joe founded five other biotech companies and two CROs, and currently serves on the Boards of four healthcare companies.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Dr. Joseph Sinkule	1	1

Code of Ethics

Effective April 27, 2007, we adopted a code of ethics in compliance with Item 406 of Regulation S-K that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: Compass Biotechnologies Inc., Unit 131 Advanced Technology Centre, 9650 – 20th Avenue, NW, Edmonton, AB Canada T6N 1G1.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended January 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January 31, 2011 our only standing committee of the board of directors was our audit committee.

Nomination Process

As of January 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2011, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2011 and 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Garth Likes President, Chief Executive Officer and Director	2011 2010	140,357 119,962	56,143 Nil	Nil Nil	13,600 13,600	Nil Nil	Nil Nil	Nil Nil	210,100 133,562

Employment Contracts and Termination of Employment and Change in Control Arrangements

Other than as stated below, we have no employment contracts with any of our directors or officers.

In February of 2007, we entered into a written consulting agreement with Garth Likes, our President and Chief Executive Officer. Under the terms of this agreement, we agreed to pay Mr. Likes a management consulting fee of approximately CDN$11,250 per month for a period of two years. This contract automatically renewed for a further one year period and has automatically renewed for each subsequent year until January 31, 2013. During the year ended January 31, 2011, the Company amended to increase the management consulting fees to CDN$12,000 per month. In addition a bonus was applied at a rate of 40% on the base fees.

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

Stock Option Grants to our Named Executive Officers

Our company did not grant any stock options to any named executive officers during the year ended January 31, 2011.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Garth Likes President, Chief Executive Officer and Director	4,000 200,000	Nil 300,000	Nil Nil	US $30.40 US$0.18	May 11, 2012 January 31, 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised, by any named executive officers during the year ended January 31, 2011.

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

The following table sets forth, as of April 30, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Garth Likes 9650 – 20 Avenue Edmonton, AB T6N 1G1 Dr. Joseph Sinkule 5200 E. Double Tree Ranch Road Paradise Valley, Arizona 85253	1,092,100 (2) 3,000,000	4.99% 13.70%
Directors and Executive Officers as a Group(1)	4,092,100	18.69%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2011. As of May 17, 2011, there were 19,842,621 shares of our company’s common stock issued and outstanding.

(2)	Includes options to acquire an aggregate of 204,000 shares of common stock exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the yearend for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Garth Likes and Dr. Joseph Sinkule. We have determined that Dr. Joseph Sinkule is considered as an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2011 and for fiscal year ended January 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2011 (estimated)	January 31, 2010
Audit Fees	$20,000 - $30,000	$24,000
Audit Related Fees	$20,500	$16,200
Tax Fees	$2,000	$2,000
All Other Fees	$Nil	$Nil
Total	$42,500 – 52,500	$42,200

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2/a filed on July 29, 2005)
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on May 5, 2005)
3.3	Articles of Merger (Incorporated by reference from our Current Report on Form 8-K filed on April 4, 2011)
(10)	Material Contracts
10.1	Asset Purchase Agreement dated February 1, 2007 with Christian Petzelt (Incorporated by reference from our Form 8-K Current Report filed on February 5, 2007)
10.2	Asset Purchase Agreement dated April 10, 2007 with Bioxen Ltd. (Incorporated by reference from our Form 8-K Current Report filed on April 13, 2007)
10.3	Consulting Agreement dated February 15, 2007 with Garth Likes (Incorporated by reference from our Form 10-KSB filed on May 1, 2007)
10.4	Exclusive License and Option Agreement between our company and Bioxen Ltd. dated February 7, 2009. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011)
10.5	Letter of Agreement between our company and Minapharm Pharmaceuticals SAE, dated February 28, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011)
10.6	Exclusive License Agreement between our company and Virionics Corporation, dated July 1, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011)
10.7	Securities Purchase Agreement between our company and Tangiers Investors, LP, dated July 19, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011)
10.8	Asset Assignment Agreement between our company and Dr. Joseph Sinkule and C-Virionics Corporation, dated December 27, 2009. (Incorporated by reference to our Current Report on Form 8- K/A filed on April 12, 2011)
(31)	Section 302 Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

COMPASS BIOTECHNOLOGIES INC.
(Registrant)

Dated: May 17, 2011	/s/ Garth Likes
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 17, 2011	/s/ Garth Likes
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Dated: May 17, 2011	/s/Dr. Joseph Sinkule
Dr. Joseph Sinkule
Director