Form 10-Q
period 2011-04-30
COMPASS BIOTECHNOLOGIES INC.
filed 2011-06-27
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

780.990.4539
(Registrant’s telephone number, including area code)

CYPLASIN BIOMEDICAL LTD.
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
21,655,629 common shares issued and outstanding as of June 24, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements for the three month period ended April 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
April 30, 2011
(Unaudited)

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Consolidated Balance Sheets

	April 30,	January 31,
	2011	2011
ASSETS	$	$
		(Restated –
	(Unaudited)	Note 8)

Current Assets
Cash	22,086	34,753
Receivable	48,097	45,071
Prepaids	25,660	36,796
Promissory note receivable (Note 3 and 7)	5,687	5,373
Total Current Assets	101,530	121,993
Equipment, net	589	730
Licenses, net (Note 5)	675,743	695,050
Total Assets	777,862	817,773

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities (Notes 5 and 7)	917,742	935,682
Promissory note (Note 3)	13,500	13,500
Total Liabilities	931,242	949,182

Contingency (Note 1)
Commitments (Note 7)
Stockholders’ Equity (Deficiency)
Common stock (Note 4)
Authorized: 100,000,000 shares of common stock, par value $0.001 and 100,000,000 shares of preferred stock, par value $0.001 Issued and outstanding: 19,857,624 shares (January 31, 2011 – 15,729,053)	19,858	15,729
Additional paid-in capital	3,877,912	3,422,506
Accumulated other comprehensive income	12,966	21,664
Obligation to issue shares (Note 7)	243,875	490,875
Subscriptions receivable	(10,200)	(10,200)
Subscriptions received (Note 4)	25,247	115,247
Deferred compensation (Note 4)	(80,826)	(188,192)
Deficit	(54,275)	(54,275)
Deficit accumulated during the development stage	(4,187,937)	(3,944,763)
Total Stockholders’ Equity (Deficiency)	(153,380)	(131,409)
Total Liabilities and Stockholders’ Equity	777,862	817,773

The accompanying notes are an integral part of these consolidated financial statements.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Accumulated From
	February 15, 2007
	(Date of reporting as
	a development stage	Three	Three
	company)	Months	Months
	to	Ended	Ended
	April 30,	April 30,	April 30,
	2011	2011	2010
	$	$	$

Operating Expenses

Amortization	98,855	19,448	-
General and administrative	2,667,795	185,747	79,618
Management fees (Note 5)	385,895	20,184	16,421
Research and development (Note 5)	1,015,619	20,184	16,421
Travel	17,722	1,383	536

Loss Before Other Items	(4,185,886)	(246,946)	(112,996)

Other Items
Gain of sale of patent	70,025	–	–
Gain (loss) on settlement of debt (Note 4)	1,106	6,000	–
Write-off of patent	(1)	–	–
Write-off of accounts receivable	(73,181)	(2,228)	–

Net Loss	(4,187,937)	(243,174)	(112,996)

Loss Per Share – Basic and Diluted		(0.01)	(0.02)

Weighted Average Shares Outstanding – Basic and Diluted		18,259,551	5,136,030

The accompanying notes are an integral part of these consolidated financial statements.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated From
	February 15, 2007
	(Date of reporting as	Three	Three
	a development stage	Months	Months
	company) To	Ended	Ended
	April 30,	April 30,	April 30,
	2011	2011	2010
	$	$	$

Cash Flows From Operating Activities

Net loss	(4,242,212)	(243,174)	(112,996)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Amortization	98,855	19,448	212
Gain on sale of patent	(70,025)	–	–
Deferred compensation	107,366	107,366
Foreign exchange on gain on sale of patent	790	–	–
Gain on settlement of debt	(1,106)	(6,000)	–
Accrued interest on loan payable	2,816	494	205
Shares for consulting services	732,308	–	46,500
Obligation to issue shares for consulting services	405,875	–	–
Stock-based compensation	391,765	14,670	–
Write-off of patent	1	–	–
Write-off of accounts receivable	71,563	2,228	–

Changes in operating assets and liabilities:

Receivable	(50,389)	(5,318)	(3,261)
Prepaids	(47,768)	11,136	(22,532)
Accounts payable and accrued liabilities	867,995	65,431	(3,705)

Net Cash Used in Operating Activities	(1,732,166)	(33,719)	(95,577)
Cash Flows From Investing Activities

Acquisition of equipment	(2,909)	–	–
Acquisition of patent	(100)	–	–
Acquisition of license	(101,642)	–	–
Loan receivable	(5,373)	–	–

Net Cash Used in Investing Activities	(110,024)	–	–

Cash Flows From Financing Activities

Proceeds from promissory notes	13,500	–	10,000
Issuance of common stock	1,838,060	30,000	–
Subscriptions received	–	–	83,300

Net Cash Provided By Financing Activities	1,851,560	30,000	93,300

Effect of Exchange Rate Changes	12,716	(8,948)	(1,468)

Change in Cash	22,086	(12,667)	(3,745)

Cash– Beginning	–	34,753	4,918

Cash– Ending	22,086	22,086	1,173

Supplemental Cash Flow Information (Note 6)

The accompanying notes are an integral part of these consolidated financial statements.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011

1.	Nature of Operations and Going Concern

Compass Biotechnologies Inc. (the “Company”) was incorporated in the state of Nevada on November 25, 2004 and is a development stage company in the business of developing its licenses for patents pertaining to the technology utilized in the prevention and treatment of hepatitis C. Effective March 29, 2011, the Company entered into an agreement and plan of merger with its wholly-owned subsidiary whereby the subsidiary merged with and into the Company and effected a name change to Compass Biotechnologies Inc. The Company’s shares were quoted on the OTC-BB and subsequent to April 30, 2011, the Company’s shares were de-listed from the OTC-BB. The Company has not been in compliance with the filing requirements of the Securities and Exchange Commission (“SEC”). The Company is currently in the process of completing all the required filings with the SEC to enable the Company to reinstate its shares for trading on the OTC-BB.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2011 included in the Company’s Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012.

2.	Licenses

Effective December 29, 2009, the Company entered into an Asset Assignment Agreement with C-Virionics Corporation (“C- Virionics”) whereby the Company acquired certain licenses to patents used in the development of vaccination for prevention and treatment of hepatitis C. In consideration, the Company paid $97,291 in royalty and other costs on behalf of C-Virionics and is obligated to issue 3,680,000 shares of common stock with a fair value of $625,600 which had been recorded in obligation to issue shares at January 31, 2010. During the year ended January 31, 2011, the Company issued 3,180,000 shares of common stock with fair value of $540,600, 500,000 shares of common stock at a fair value of $85,000 remain in obligation to issue shares.

The licenses to patents are licensed from the United States Public Health Service (“PHS”), to which the Company is obligated to make the following royalty payments:

a)	$5,000 annually commencing January 1, 2010 (paid);
b)	5% on net sales; and
c)	Benchmark royalties of:
	•	$25,000 upon initiation of phase I clinical trials;
	•	$100,000 upon initiation of phase II clinical trials;
	•	$250,000 upon initiation of phase III clinical trials;
	•	$500,000 upon Biologics License Application (“BLA”) submission; and
	•	$3,000,000 upon BLA approval.

The Company is also obligated to pay PHS additional sublicensing royalties, of 12% - 25%, based on the fair market value of any consideration received for granting each sublicense or option to sublicense.

The Company paid royalties of $Nil during the three month period ended April 30, 2011 ($Nil – April 30, 2010). To April 30, 2011 the Company has recorded a royalty payable of $27,500 (January 31, 2011 - $27,500) in accounts payable and accrued liabilities.

Management has determined that the Company’s license to patents to be used in the development of vaccination for the prevention and treatment of hepatitis C to have a useful life of 10 years. For the three months ended April 30, 2011, the Company has recorded amortization of $19,307 (2010 - $Nil).

3.	Promissory Notes

On April 5, 2010, the Company entered into an unsecured promissory note agreement with a shareholder whereby the Company has borrowed $20,000.

The note is interest bearing at 15% per annum commencing April 5, 2010, and repayable upon the Company completing a financing of at least $100,000. The note is currently due and payable. If the Company fails to make payment, interest accrues at a rate of 18% per annum on the outstanding balance plus accrued interest. During the year ended January 31, 2011, the Company completed such financing and repaid $6,500, therefore the loan of $13,500 is interest bearing at 18% per annum. Included in accounts payable and accrued liabilities at April 30, 2011 is $2,816 (January 31, 2011 - $2,332) in accrued interest, which has been recorded in general and administrative expenses.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011

3.	Promissory Note (cont’d)

During the term that the note is outstanding, the shareholder will have the right to convert the outstanding principal balance and accrued and unpaid interest into shares of preferred stock. The number of preferred shares into which the note may be converted will be equal to the total outstanding amount plus accrued interest on the date of conversion divided by $0.80. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recorded.

On January 1, 2011, the Company entered into an unsecured promissory note agreement with a related company that is controlled by a director. The Company has loaned $5,687 (CAD $5,382) under the agreement.

The note is interest bearing at 6% per annum commencing January 10, 2011, and repayable upon the related company completing a financing of at least $100,000. If the related company controlled by a director of the Company fails to make payment, interest will accrue at a rate of 18% per annum on the outstanding balance plus accrued interest. During the period ended April 30, 2011, the related company controlled by the director did not complete such financing.

During the term that the note is outstanding the Company will have the right to convert the outstanding principal balance and accrued and unpaid interest into shares of preferred stock of the related company. The number of preferred shares into which the note will be converted may be equal to the total borrowed plus accrued interest on the date of conversion divided by $0.20.

4.	Common Stock

The Company is authorized to issue common stock of up to 100,000,000 shares, with a par value of $0.001 and up to 100,000,000 shares of preferred stock, with a par value of $0.001. The preferred shares entitle the holder to payment as a preferred creditor in the case of corporate default.

During the three month period ended April 30, 2011, the Company issued the following shares of common stock:

a)

1,900,000 shares of common stock at a fair value of $247,000 as a commencement bonus for consulting services from a third party, which had been recorded in obligation to issue shares at January 31, 2011.

	b)	900,000 shares of common stock for gross proceeds of $90,000, which was recorded in subscriptions received at January 31, 2011.
	c)	428,571 shares of common stock for gross proceeds of $30,000.
	d)	300,000 shares of common stock to settle debt of CAD $22,500 or USD $23,866 with the President of the Company. The shares of common stock were issued at a fair value of $23,866.
	e)	600,000 shares of common stock to settle debt of $60,000 to a third party consultant. The shares were issued at a fair value of $54,000. The Company recorded a gain on settlement of debt of $6,000.

At April 30, 2011, the Company has $25,247 (January 31, 2011 - $115,247) in subscriptions received. These subscriptions are comprised of advances towards a private placement of 147,890 (January 31, 2011 - 1,047,890) shares of common stock ranging from $0.10 to $0.17 per share.

At April 30, 2011, the Company has recorded $80,826 (January 31, 2011 - $188,192) in deferred compensation, which represents the issuance of shares of common stock for consulting services. At January 31, 2011, the balance had been recorded in prepaids and has been reclassified to conform with the current period’s presentation. During the three month period ended April 30, 2011, the Company reallocated $107,366 from deferred compensation to general and administrative expenses.

Stock Options

The following are the assumptions used for the Black-Scholes option pricing model to record the fair value of the issued stock options:

	a)	The Company calculated volatility for stock options and awards using historical volatility.
	b)	The Company used a 0% forfeiture rate and the Company does not consider forfeitures to be material.
	c)	The Company has not, and does not intend to issue dividends, therefore, the dividend yield assumption is 0%.
	d)	The risk-free rate for the expected term of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011

4.	Common Stock (cont’d)

Stock options (cont’d)

On January 31, 2010, the Company issued 500,000 stock options to the President of the Company, pursuant to the Company’s stock option plan. These options are exercisable at a price of $0.18 for a period of five years. The Company recognizes stock-based compensation costs over the requisite service period of the award, which is the option vesting term. The options vest at a rate of 20% per year, commencing January 31, 2010. The fair value of these options at the date of grant was estimated to be $68,006 using the Black-Scholes option pricing model with an expected life of 5 years, a risk-free interest rate of 2.34%, a dividend yield of 0%, and expected volatility of 101%. These stock options expire on January 31, 2014. To April 30, 2011, 200,000 of these stock options are exercisable and the Company recognized $3,400 (January 31, 2011 - $13,600) in stock-based compensation expense in relation to these vested stock options, of which $1,700 was allocated to management fees and $1,700 was allocated to research and development costs.

On April 18, 2011, the Company issued 1,000,000 stock options to a third party consultant. These options are exercisable at a price of $0.07 for a period of 60 days. The Company recognizes stock-based compensation costs over the requisite service period of the award, which is 60 days. The fair value of these options at the date of grant was estimated to be $52,015 using the Black-Scholes option pricing model with an expected life of 60 days, a risk-free interest rate of 1%, a dividend yield of 0%, and expected volatility of 105.59%. These stock options expired on June 20, 2011. To April 30, 2011, 1,000,000 of these stock options are exercisable and the Company recognized $11,270 (January 31, 2011 - $Nil) in stock-based compensation expense in relation to these stock options, of which $11,270 was allocated to consulting fees in general and administrative expenses.

Stock option transactions during the three months ended April 30, 2011 were as follows:

Balance, January 31, 2010 and 2011	504,000
Granted	1,000,000
Expired	(4,000)

Balance, April 30, 2011 – Outstanding	1,500,000

Balance, April 30, 2011 – Exercisable	1,200,000

5.	Related Party Transactions

During the three month period ended April 30, 2011:

a)

the President of the Company received a monthly management consulting fee of CDN$12,000 totaling $36,968 (April 30, 2010 - $32,842), of which $18,484 has been recorded as management fees and $18,484 as a research and development;

	b)	a director of the Company received a monthly consulting fee of $12,000 totaling $36,000 (April 30, 2010 - $Nil) which has been recorded as general and administrative expenses;
	c)	the Company settled debt with a director of the Company in the amount of $23,866 (April 30, 2010 - $Nil) through the issuance of shares of common stock (April 30, 2010 - $Nil).

As at April 30, 2011, $347,788 (January 31, 2011 - $321,913) was due to related parties and recorded in accounts payable and accrued liabilities and $5,687 (January 31, 2011 - $5,373) is due from a company controlled by a director of the Company (Note 3).

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Unless otherwise noted related party amounts are unsecured, bear no interest and have no fixed terms of repayment.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011

6.	Supplemental Cash Flow Information

	Accumulated
	From
	February 15,
	2007	Three Month	Three Month
	(Date of reporting	Period Ended	Period Ended
	as a development	April 30,	April 30,
	stage company)	2011	2010
	to April 30, 2011	$	$
	$
Cash paid for interest	–	–	–
Cash paid for income taxes	–	–	–
Obligation to issue shares of common stock for acquisition of licenses	85,000	–	–
Issue shares of common stock for acquisition of licenses	540,600	–	–
Obligation to issue shares of common stock for consulting services	28,875	–	–
Royalties recorded in accounts payable and accrued liabilities	27,500	–	–
Finder’s fee shares	82,000	–	–
Finder’s fees recorded in accounts payable and accrued liabilities	114,346	–	–
Reclassification of prepaids to common stock	–	–	22,108
Issuance of shares of common stock for consulting services recorded in deferred compensation	80,826	–	–
Subscriptions receivable for shares issued	10,200	–	–
Issue share for debt	77,865	77,865
Reclassification of subscriptions received to common stock	90,000	90,000	153,480

7.	Commitments

a)

On July 14, 2009, the Company entered into a service agreement with Moody Capital Solutions, Inc. (“Moody”) whereby Moody would serve as an investment banker and placement agency for the Company. The term of the agreement was until November 10, 2009 and Moody was entitled to receive $8,000 ($4,000 paid, $4,000 accrued); and receive 210,000 restricted shares of common stock with a fair value of $28,875 which have been recorded in obligation to issue shares. To April 30, 2011, Moody had not assisted with any private placement and, therefore, all fees were previously recorded in consulting expense.

Upon closing the placement of shares of common or preferred stock and any convertible or redeemable debt, Moody was entitled to receive 10% of the principal amount raised at each closing and 10% warrant coverage for any equity or sub- debt placed. The warrants will be exercisable at 10% above the offering or conversion price, have piggyback registration rights and exercisable for a period of 5 years. Should the Company be sold during the term of the agreement, Moody will receive a break-up fee of $100,000. The Company also agrees that if Moody or any affiliate with over 50% control by Moody introduces the Company, during the term of the agreement or within 3 years from the termination date, to equity or debt financing, the Company will pay the fees as stated above.

b)

On February 28, 2010, the Company entered into a Letter of Agreement (the “letter of Agreement”) with Minapharm Pharmaceuticals SAE (“Minapharm”) a company incorporated in Egypt. Minapharm is engaged in the development and commercialization of pharmaceutical products within Egypt.

Pursuant to the Letter of Agreement, the Company will grant Minapharm an exclusive product distribution agreement and a royalty bearing sub-license which will give Minapharm the right to manufacture, market, sell or otherwise commercialize the Company’s ribavirin USP hepatitis C vaccine in either formula or other form. In return, Minapharm will grant the Company the rights to exclusive product development, marketing and distribution rights and a royalty bearing license to rights to its pegylated interferon-alpha, in an active pharmaceutical ingredient or as finished final product. The Letter of Agreement also stipulates that Minapharm will make a loan to the Company to assist in its therapeutic development program. To April 30, 2011, Minapharm has not made a loan to the Company.

c)

On June 8, 2010, the Company entered into an Agreement with Investor Outreach Services LLC. (“IOS”) whereby IOS would introduce the Company to investors. The Company will pay IOS a cash fee equal to 5% of the gross proceeds raised, in addition to 3% of any additional funds later brought forth from the investors. Such provisions for compensation to last for a period of 3 years from the date any investor first invests in the Company. To April 30, 2011, the Company has paid or accrued $Nil to IOS.

d)

On June 1, 2010, the Company entered into a finder’s fee agreement with a third party consultant, whereby the consultant would assist with respect to a future financing. The term of the agreement was for a period of 6 months and the consultant was entitled to receive a finder’s fee in cash or shares, based on the total amount of equity financing received. To April 30, 2011, the consultant had not assisted with any private placement and, therefore, the Company has paid or accrued $Nil to the consultant.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2011

7.	Commitments (cont’d)

	d)	(cont’d)

The Company also agreed that in the event that one or more parties introduced to the Company by the consultant during the term of the agreement completes an investment within 1 year after the termination of the agreement, then the Company agrees that the fee will continue to be due and payable.

e)

On July 27, 2010, the Company entered into a Securities Purchase Agreement (the “Securities Agreement”) with Tangiers Investors, LP (“Tangiers”). Under the agreement, the Company would agree to issue and sell its shares of common stock to Tangiers for an aggregate purchase price of up to $10,000,000. The funding agreement specifies that Tangiers would purchase the Company’s stock in amounts of up to $250,000 per draw down, at the Company’s discretion over a period of 2 years.

The Company shall be required to issue Tangiers up to $300,000 worth of restricted shares of common stock as a commitment fee (the “commitment fee shares”). The commitment fee shares shall have piggyback registration rights and shall be issued in tranches as follows:

		a)	$150,000 worth of shares of common stock shall be issued 25 days after the execution of Securities Agreement; and
		b)	$150,000 worth of shares of common stock 25 days after the Company’s S-1 Registration Statement is declared effective by the SEC or 90 days after the date of the Securities Agreement.

In the event that Tangiers is unable to obtain at least $250,000 of value through the sale of the commitment fee shares, the Company will issue that number of shares to Tangiers that would allow Tangiers to obtain a minimum of $250,000 through the sale of the commitment fee shares. At April 30, 2011, recorded in accounts payable and accrued liabilities is $250,000 (January 31, 2011 - $250,000), which represents the Company’s obligation pursuant to the Securities Agreement.

The purchase and sale of common stock is predicated upon the Company filing an S-1 Registration with the SEC, which at April 30, 2011, was not completed.

On March 1, 2011, the Company entered into a subscription agreement with Tangiers. Pursuant to the agreement, Tangiers subscribed for 813,008 shares of common stock at $0.123 per share and 1,250,000 shares of common stock at $0.12 per share for total proceeds of $250,000. In lieu of receiving cash for issuance of shares of common stock, the Company has agreed to issue 2,063,008 shares of common stock to Tangiers in tranches at a fair value of $250,000 to settle the commitment fee obligation. Subsequent to April 30, 2011, the Company issued 813,008 shares of common stock at a fair value of $100,000 which are subject to certain escrow conditions.

f)

On October 20, 2010, the Company entered into a one year consulting agreement with Rathbourne Mercantile Ltd. (“Rathbourne), whereby the Company would pay Rathbourne an up-front non-refundable retainer of $50,000 (paid) and issue 1,000,000 shares of the Company for services completed to October 2010. As at April 30, 2011 the Company has recorded an obligation to issue shares at a fair value at $130,000 (January 31, 2011 - $130,000). The payments to Rathbourne were recorded as consulting fees and are part of general and administrative expenses in the fiscal year ended January 31, 2011 (Note 8) Subsequent to April 30, 2011, the Company issued 1,000,000 shares to Rathbourne.

g)

On June 9, 2009, the Company entered into a consulting agreement with a third party whereby the consultant would provide research and development activities and consulting. As consideration, the company would pay a fee of US$12,000 per month. Effective February 2, 2010, this third party became a director of the Company. On April 14, 2011, the Company entered into an agreement to issue restricted shares of common stock to settle debt of $268,500 with the director of the Company. As at April 30, 2011, the shares of common stock have not been issued and, accordingly, the balance remains in accounts payable and accrued liabilities. Commencing May 1, 2011, the Company will issue the number of shares of common stock equal to $12,000 per month until the Company is able to pay in cash or the director becomes an employee of the Company.

h)

On April 12, 2011, the Company entered into an agreement with a third party to issue 500,000 shares of common stock at a price of $0.20 per share pursuant to a Stock Purchase Agreement. To April 30, 2011, the Stock Purchase Agreement has not been executed and the Company has not received any funds.

8.	Restatement

The Company has restated its financial statements for the year ended January 31, 2011, in order to record the following transactions in the correct fiscal period.

	a)	Promissory note of $5,373 (Note 3);
	b)	Commitment fee of $250,000 (Note 7);
	c)	Obligation to issue shares for services provided in the amount of $130,000 (Note 7); and
	d)	Obligation to issue shares for services provided in the amount of $247,000 (Note 6).

	As reported		As restated
		Adjustment

Consolidated balance sheets – As at January 31, 2011
Cash	$40,126	$5,373	$34,753
Promissory note	-	5,373	5,373
Accounts payable and accrued liabilities	685,682	250,000	935,682
Obligation to issue shares	113,875	377,000	490,875

Consolidated statements of operations – For the year ended January 31, 2011
General and administrative expenses
	$1,128,517	$627,000	$1,755,571

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Compass Biotechnologies Inc. and our wholly owned subsidiary, unless otherwise indicated.

General Overview

We were incorporated pursuant to the laws of the State of Nevada on May 12, 2004 under the name Glass Wave Enterprises, Inc. Effective February 16, 2007, we changed our name to Cyplasin Biomedical Ltd. and effected a six point two (6.2) for one (1) forward stock split of our authorized, issued and outstanding common stock. Following our incorporation, we commenced the business, through our wholly-owned subsidiary, Astro Nutrition Inc., as a reseller of health products and herbal remedies. We targeted the market of health food supplements and herbal remedies by catering mainly to the European and Asian markets. We disposed of our former wholly-owned subsidiary, Astro Nutrition Inc. during our quarter ended July 31, 2007 and abandoned our business plan to focus on the identification of suitable businesses with which to enter into a business opportunity or business combination.

On February 1, 2007, we entered into an asset purchase agreement dated February 1, 2007 with Christian Petzelt. The asset purchase agreement contemplated our company acquiring certain intellectual property pertaining to cancer treatments, specifically protein molecules, for potential applications in treating various cancers in exchange for the issuance by our company of 21,000,000 shares of our common stock on a post six point two (6.2) for one (1) forward basis. The closing of the transactions contemplated in the asset purchase agreement and the acquisition of such intellectual property occurred on February 15, 2007.

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

During the last part of 2008 as we completed our preclinical testing and analysis of Cyplasin-SC™, as a therapy for skin cancer and melanoma treatment it was determined the product would require additional product formulation work and additional funding would b e required in order to advance the potential product to human clinical studies. Due to the financial environment at the time and continuing forward we were not successful in being able to raise the required funds and subsequently we were unable to proceed with the Cyplasin product development on our own and started looking for strategic development partners or a sale of our company via a reverse takeover (RTO) event.

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

On June 9, 2009, our company entered into a consulting agreement with a third party whereby the consultant would provide research and development activities and consulting. As consideration, our company would pay a fee of US$12,000 per month. Effective February 2, 2010, this third party became a director of our company. On April 14, 2011, our company entered into an agreement to issue restricted shares of common stock to settle debt of $268,500 with the director of our company. As at April 30, 2011, the shares of common stock have not been issued and, accordingly, the balance remains in accounts payable and accrued liabilities. Commencing May 1, 2011, our company will issue the number shares of common stock equal to $12,000 per month until our company is able to pay in cash or the director becomes an employee of our company.

On February 28, 2010, we entered into a letter agreement with Minapharm Pharmaceuticals SAE, wherein Minapharm has agreed to provide our company with a loan. Pursuant to the terms of the letter agreement, the loan may be converted into common stock of our company provided that Minapharm enters into a promissory note, a debt conversion agreement and a subscription agreement. Minapharm shall grant to our company a distribution agreement to market and sell a version of its pegylated interferon-alpha (PEG-IFN) product in territories where it is legally able to do so. To April 30, 2011 Minapharm has not made a loan to our company.

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

On July 27, 2010, we entered into a securities purchase agreement with Tangiers Investors, LP. Under the agreement, our company agreed to issue and sell its shares of common stock to Tangiers for an aggregate purchase price of up to $10,000,000. The funding agreement specifies that Tangiers would purchase our company’s stock in amounts of up to $250,000 per draw down, at our company’s discretion over a period of 2 years.

Our company shall be required to issue Tangiers up to $300,000 worth of restricted shares of common stock as a commitment fee (the “commitment fee shares”). The commitment fee shares shall have piggyback registration rights and shall be issued in tranches as follows:

a)	$150,000 worth of shares of common stock shall be issued 25 days after the execution of Securities Agreement; and

b)	$150,000 worth of shares of common stock 25 days after our company’s S-1 Registration Statement is declared effective by the Securities and Exchange Commission or 90 days after the date of the Securities Agreement.

In the event that Tangiers is unable to obtain at least $250,000 of value through the sale of the commitment fee shares, our company will issue that number of shares to Tangiers that would allow Tangiers to obtain a minimum of $250,000 through the sale of the commitment fees shares. At April 30, 2011, recorded in accounts payable and accrued liabilities is $250,000 (January 31, 2011 - $250,000), which represents our company’s obligation to the securities purchase agreement.

The purchase and sale of common stock is predicated upon our company filing an S-1 Registration with the Securities and Exchange Commission, which at April 30, 2011, was not completed.

On March 1, 2011, our company entered into a subscription agreement with Tangiers. Pursuant to the agreement, Tangiers subscribed for 813,008 shares of common stock at $0.123 per share and 1,250,000 shares of common stock at $0.12 per share for total proceeds of $250,000. In lieu of receiving cash for issuance of shares of common stock, our company has agreed to issue 2,063,008 shares of common stock to Tangiers in tranches at a fair value of $250,000 to settle the minimum commitment fee obligation. Subsequent to April 30, 2011, our company issued 813,008 shares of common stock at a fair value of $100,000 subject to certain escrow conditions.

On October 20, 2010, we entered into a one year consulting agreement with Rathbourne Mercantile Ltd., which was subsequently amended on October 26, 2010, whereby our company would pay Rathbourne an up-front non-refundable retainer of $50,000 (paid) and issue 1,000,000 shares of our company for services completed to October 2010. As at April 30, 2011 our company has recorded an obligation to issue shares at a fair value at $130,000 (January 31, 2011 - $130,000). The payments to Rathbourne were recorded as consulting fees and are part of general and administrative expenses. Subsequent to April 11, 2011, our company issued 1,000,000 shares to Rathbourne.

On December 27, 2010, we entered into an asset assignment agreement with Dr. Joseph Sinkule, wherein Dr. Sinkule agreed to assign to our company certain therapeutic products licensed from the Public Health Services of the National Institute of Health in Bethesda, Maryland. We issued 3,680,000 shares of our common stock with a fair value of $0.17 per share as consideration for the license assignment.

In February 2011 we changed the name of our wholly owned private Canadian subsidiary from Cyplasin Oncoscience Inc., to C-Pharma Inc.

On March 29, 2011, we changed our name from Cyplasin Biomedical Ltd. to Compass Biotechnologies Inc., by way of a merger with our wholly-owned subsidiary Compass Biotechnologies Inc. which was formed solely for the purpose of the change of name. We changed our name to better reflect a new business direction for our company.

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

In addition to these two generic drugs we became aware of other similar projects for drug development not related to Hepatitis C. Thus in February of 2011 we out-licensed the VLP vaccine project and the two Hepatitis C generic drugs to our wholly owned private Canadian subsidiary Cyplasin Oncoscience Inc and then renamed the Canadian subsidiary to C-Pharma Inc. to better reflect the subsidiary’s corporate mission. C-Pharma is now charged with the development of the Hepatitis C products and also to expand the pipeline of products to develop a Hepatitis franchise.

This left our company to pursue the development of generic, biosimiliar and biobetter drug products. Generic drugs are duplicates of small molecule or chemical compounds and are well established in the pharmaceutical industry. Biosimiliars are protein drugs which are close duplicates of the originally marketed protein drug but are not exact replicas. The European Union and other countries have a regulatory approval process in place to allow these biosimiliar drugs to be marketed. The USA and Canada are expected to have a similar approval process in place shortly. Biobetter drugs use existing protein drugs and through modifications to these protein drugs add value and new intellectual properties. A "biobetter" is a biopharmaceutical product that is a copy of an existing product but is designed to have superior efficacy, safety, or improved drug delivery characteristics compared to the original product. Biobetter drugs are subject to full clinical trials but the cost, time and risk in getting them to market are lower; as the base component of the drug (the protein component) is already well known, characterized and accepted by regulatory agencies like the US Food and Drug Administration (FDA). Markets and their sizes are already established.

We are now focused on the development and commercialization of generic, biosimiliar and biobetter products. Our subsidiary, C-Pharma Inc., will continue to develop the Hepatitis C project our company was previously focused on.

Research and Development

We are a biotechnology development stage company and have not generated any revenues from our technologies. We believe, however, that there are opportunities to discover and develop effective and cost-effective treatments for the VLP technology licensed via the NIH for Hepatitis C. In addition to developing a vaccine for Hepatitis C, we anticipate to be able to develop generic Hepatitis C therapeutic drugs which we can market and generate revenue from. The focus of our company will be to develop protein based biosimiliar and biobetter drugs

During our quarter ended April 30, 2011 we expended $20,184 on research and development costs, compared to $16,421 during the quarter ended April 30, 2010.

Intellectual property

We currently own and operate the registered internet domain http://www.compassbio.net/ We rely on a combination of patents and licenses to establish and protect our proprietary rights. We intend to require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our technologies or strategic plans, and it is our policy to enter into proprietary information agreements with employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the United States, Canada and Europe. In addition, our competitors may independently develop technologies similar to ours. Our precautions may not prevent misappropriation or infringement of our intellectual property.

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

Results of Operations

As a result of a review of our company’s significant transactions, in preparing for our three month period ended April 30, 2011, we identified certain errors that have a significant impact on our previously issued financial information contained in Forms 10-K for the year ended January 31, 2011.

In performing these reviews our company discovered that certain transactions were not properly accounted for. We have restated our financial statements for the year ended January 31, 2011, in order to record the following transactions in the correct fiscal period, with the result being a corresponding increase in our loss for the year.

  Promissory note of $5,373;

  Commitment fee of $250,000;

  Obligation to issue shares for services provided in the amount of $130,000; and

  Obligation to issue shares for services provided in the amount of $247,000.

Three month Summary ending April 30, 2011 and 2010

		Three Months Ended
		April 30,
		2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$246,946		$112,996
Gain (loss) on settlement of debt		$6,000	$	Nil
Write-off of accounts receivable		$(2,228)	$	Nil
Net Loss		$(243,174)		$(112,996)

Expenses

Our operating expenses for the three month periods ended April 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended
	April 30,
	2011		2010
Amortization	$19,448	$	Nil
General and administrative	$185,747		$79,618
Management fees	$20,184		$16,421
Research and development	$20,184		$16,421
Travel	$1,383		$536

Operating expenses for the three months ended April 30, 2011, increased by 118.54% as compared to the comparative period in 2010 primarily as a result of increased amortization of license to patent, general and administrative expenses due to shares issued for consulting fees, management fees, travel expenses and research and development expenses.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

On March 31, 2007 our board of directors approved our 2007 stock option plan. Under the 2007 stock option plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the stock option plan, we reserved for issuance 3,000,000 pre-split shares of our common stock (75,000 post split shares of our common stock).

Liquidity and Financial Condition

Working Capital

	At April 30,	At January 31,	Percentage
	2011	2011	Increase/Decrease
Current Assets	$101,530	$121,993	(16.77)%
Current Liabilities	$931,242	$949,182	(1.89)%
Working Capital	$(829,712)	$(827,189)	0.3%

Cash Flows

		As at		As at
		April 30,		April 30,
		2011		2010
Net Cash Provided by (Used in) Operating Activities		$(33,719)		$(95,577)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$30,000		$93,300
Effect of Exchange Rate Changes		$(8,948)		$(1,468)
Increase (Decrease) In Cash During The Period		$(12,667)		$(3,745)

As of April 30, 2011, our company had working capital deficit of $829,712. In the next twelve months we anticipate spending $360,000 on management fees, $250,000 on general and administrative expenses and $1,180,000 on research and development. Our cash on hand at April 30, 2011 was $22,086. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

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

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Management and Consulting	$360,000
Research and Development	1,180,000
General and Administrative	250,000
Total	$1,790,000

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

Basis of Presentation

These consolidated unaudited financial statements and notes are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in US dollars. Our company’s fiscal year end is January 31.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since February 15, 2007 (date of reporting as a development stage company), we have a net loss of $4,187,937. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Edmonton, Alberta, Canada. Outside the United States, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, a majority of our directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to affect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2011 we issued 813,008 shares of common stock at $0.123 per share at a fair value of $100,000 with respect to partial settlement of a commitment fee. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On June 5, 2011 we issued 1,000,000 shares of our common stock at a fair value of $130,000 for services. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved] Item

5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2/a filed on July 29, 2005)

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on May 5, 2005)

3.3	Articles of Merger (Incorporated by reference from our Current Report on Form 8-K filed on April 4, 2011)

(10)	Material Contracts

10.1	Asset Purchase Agreement dated April 10, 2007 with Bioxen Ltd. (Incorporated by reference from our Form 8-K Current Report filed on April 13, 2007).

10.2	Consulting Agreement dated February 15, 2007 with Garth Likes (Incorporated by reference from our Form 10-KSB filed on May 1, 2007).

10.3	Exclusive License and Option Agreement between our company and Bioxen Ltd. dated February 7, 2009. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).

10.4

Asset Assignment Agreement between our company and Dr. Joseph Sinkule and C-Virionics Corporation, dated December 27, 2009. (Incorporated by reference to our Current Report on Form 8- K/A filed on April 12, 2011).

10.5	Letter of Agreement between our company and Minapharm Pharmaceuticals SAE, dated February 28, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).

10.6	Exclusive License Agreement between our company and Virionics Corporation, dated July 1, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).

10.7	Securities Purchase Agreement between our company and Tangiers Investors, LP, dated July 19, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).

10.8*	Consulting Agreement between our company and Rathbourne Mercantile Ltd. dated October 20, 2010.

10.9*	Amendment to Consulting Agreement between our company and Rathbourne Mercantile Ltd. dated October 26, 2010.

10.10*	Debt Settlement Subscription Agreement between or company and Tangiers Investors, LP dated March 1, 2011.

(21)	Subsidiaries of the Registrant

21.1	C-Pharma Inc. (a Canada corporation).

(31)	Section 302 Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS BIOTECHNOLOGIES INC.
(Registrant)

Dated: June 24, 2011	/s/ Garth Likes
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)