Form 10-Q
period 2011-07-31
COMPASS BIOTECHNOLOGIES INC.
filed 2011-09-19
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES  ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    ☐ YES   ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    ☐ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

21,655,629 common shares issued and outstanding as of September 19, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended July 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
July 31, 2011
(Unaudited)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS	July 31, 2011	January 31, 2011
	$	$
	(Unaudited)	(Restated -Note 8)

Current Assets

Cash	58	34,753
Receivables	49,101	45,071
Prepaids	12,266	36,796
Promissory note receivable (Note 3)	5,633	5,373

Total Current Assets	67,058	121,993

Equipment, net	447	730
Licenses, net (Note 3)	656,436	695,050

Total Assets	723,941	817,773

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities (Notes 5 and 7)	861,529	935,682
Promissory note (Note 3)	13,500	13,500

Total Liabilities	875,029	949,182

Contingency (Note 1)
Commitments (Note 7)
Subsequent Events (Note 9)

Stockholders’ Equity

Common stock (Note 4) Authorized: 100,000,000 shares of common stock, par value $0.001 and 100,000,000 shares of preferred stock, par value $0.001 Issued and outstanding: 21,870,632 common shares (January 31, 2011 – 15,729,053)	21,871	15,729

Additional paid-in capital	4,165,044	3,422,506

Accumulated other comprehensive income	12,619	21,664

Obligation to issue shares (Notes 2 and 7)	299,875	490,875

Subscriptions receivable	(10,200)	(10,200)

Subscriptions received (Note 4)	25,247	115,247

Deferred compensation (Note 4)	-	(188,192)

Retained earnings (deficit)	(54,275)	(54,275)

Deficit accumulated during the development stage	(4,611,269)	(3,944,763)

Total Stockholders’ Equity (Deficit)	(151,088)	(131,409)

Total Liabilities and Stockholders’ Equity (Deficit)	723,941	817,773

The accompanying notes are an integral part of these consolidated financial statements.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Accumulated From February 15, 2007 (Date of reporting as a development stage company) to July 31, 2011	Six Months Ended July 31, 2011	Six Months Ended July 31, 2010	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010
	$	$	$	$	$

Operating Expenses

Amortization	118,303	38,896	–	19,448	–
General and administrative	3,070,280	571,893	408,395	384,763	328,241
Management fees	406,202	40,491	32,643	20,307	16,222
Research and development	1,035,926	40,491	32,643	20,307	16,222

Loss Before Other Items	(4,630,711)	(691,771)	(473,681)	(444,825)	(360,685)

Other Items
Gain of sale of patent	70,025	–	–	–	–
Loss on settlement of debt (note 4)	1,106	6,000	–	–	–
Consulting income	25,000	25,000	–	25,000	–
Write-off of patent	(1)	–	–	–	–
Write-off of accounts receivable	(76,688)	(5,735)	(70,953)	(3,507)	(70,953)

Net Loss	(4,611,269)	(666,506)	(544,634)	(423,332)	(431,638)

Loss Per Share – Basic and Diluted		(0.03)	(0.08)	(0.02)	(0.05)

Weighted Average Shares Outstanding – Basic and Diluted		19,697,784	7,341,471	21,089,119	9,617,683

The accompanying notes are an integral part of these consolidated financial statements.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Accumulated From February 15, 2007 (Date of reporting as a development stage company) to July 31, 2011	Six Months Ended July 31, 2011	Six Months Ended July 31, 2010
	$	$	$

Cash Flows From Operating Activities

Net loss	(4,665,544)	(666,506)	(544,634)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Amortization	118,304	38,897	423
Gain on sale of patent	(70,025)	–	–
Deferred compensation	188,192	188,192
Foreign exchange on gain on sale of patent	790	–	–
Loss on settlement of debt	(1,106)	(6,000)	–
Accrued interest on loan payable	3,429	1,107	962
Shares for consulting services	1,324,183	186,000	347,500
Prepaid consulting fees	23,945	23,945	–
Stock-based compensation	435,910	58,815	–
Write-off of patent	1	–	–
Write-off of accounts receivable	75,070	5,735	69,335

Changes in operating assets and liabilities:

Receivables	(56,045)	(10,974)	(3,499)
Prepaids	(58,904)	–	(5,056)
Accounts payable and accrued liabilities	911,169	108,605	(22,768)

Net Cash Used in Operating Activities	(1,770,631)	(72,184)	(157,737)
Cash Flows From Investing Activities

Acquisition of equipment	(2,909)	–	–
Acquisition of patent	(100)	–	–
Acquisition of license	(101,642)	–	–
Short-term loan	(5,373)	–	–

Net Cash Used in Investing Activities	(110,024)	–	–

Cash Flows From Financing Activities

Proceeds from loan payable	13,500	–	10,000
Issuance of common stock	1,550,547	45,000	42,947
Subscriptions received	302,513	–	102,850

Net Cash Provided By Financing Activities	1,866,560	45,000	155,797

Effect of Exchange Rate Changes	14,153	(7,511)	(1,604)

Change in Cash	58	(34,695)	(3,544)

Cash– Beginning	–	34,753	4,918

Cash– Ending	58	58	1,374

The accompanying notes are an integral part of these consolidated financial statements.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the SEC.  They do not include all information and footnotes required by United States generally accepted accounting principles for for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2011 included in the Company’s Form 10-K filed with the SEC.  The unaudited interim financial statements should be read in conjunction with those financial statements including in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012.

2.     Licenses

Effective December 29, 2009, the Company entered into an Asset Assignment Agreement with C-Virionics Corporation (“C-Virionics”) whereby the Company acquired certain licenses to patents used in the development of vaccination for prevention and treatment of hepatitis C.  In consideration, the Company paid $97,291 in royalty and other costs on behalf of C-Virionics and is obligated to issue 3,680,000 shares of common stock with a market value of $625,600 which had been recorded in obligation to issue shares at January 31, 2010.  During the year ended January 31, 2011, the Company issued 3,180,000 shares of common stock with market value of $540,600, 500,000 shares of common stock at a market value of $85,000 remain in obligation to issue shares.

The licenses to patents are licensed from the United Sates Public Health Service (“PHS”), to which the Company is obligated to make the following royalty payments:

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

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011

2.     Licenses (Continued)

The Company is also obligated to pay PHS additional sublicensing royalties, of 12% - 25%, based on the market value of any consideration received for granting each sublicense or option to sublicense.

The Company paid royalties of $Nil during the six month period ended July 31, 2011 ($Nil – July 31, 2010).  To July 31, 2011, the Company has recorded a royalty payable of $27,500 (January 31, 2011 - $27,500) in accounts payable and accrued liabilities.

Management has determined that the Company’s license to patents to be used in the development of vaccination for the prevention and treatment of hepatitis C to have a useful life of 10 years.  For the six months ended July 31, 2011, the Company has recorded amortization of $38,614 (2010 - $Nil).

3.     Promissory Notes

a) On January 1, 2011, the Company entered into an unsecured promissory note agreement with a related company that is controlled by a director.  The Company was loaned CAD $5,382 under the agreement.

The note is interest bearing at 6% per annum commencing January 10, 2011, and repayable upon the related company completing a financing of at least $100,000.  If the related company controlled by a director of the Company fails to make payment, interest will accrue at a rate of 18% per annum on the outstanding balance plus accrued interest.  During the period ended July 31, 2011, the related company controlled by the director did not complete such financing.

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

b) On April 5, 2010, the Company entered into an unsecured promissory note agreement with a shareholder whereby the Company has borrowed $20,000.

The note is interest bearing at 15% per annum commencing April 5, 2010, and repayable upon the Company completing a financing of at least $100,000.  The note is currently due and payable.  If the Company fails to make payment, interest accrues at a rate of 18% per annum on the outstanding balance plus accrued interest.  During the year ended January 31, 2011, the Company completed such financing and repaid $6,500, therefore the loan of $13,500 is interest bearing at 18% per annum.  Included in accounts payable and accrued liabilities at July 31, 2011 is $3,439 (January 31, 2011 - $2,332) in accrued interest, which has been recorded in general and administrative expenses.

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
July 31, 2011

4.     Common Stock

The Company is authorized to issue common stock of up to 100,000,000 shares, with a par value of $0.001 and up to 100,000,000 shares of preferred stock, with a par value of $0.001.  The preferred shares entitle the holder to payment as a preferred creditor in the case of corporate default.

During the six month period ended July 31, 2011, the Company issued the following shares of common stock:

a)
1,900,000 shares of common stock at a market value of $247,000 as a commencement bonus for consulting services from a third party and 1,000,000 shares of common stock at a market value of $130,000 as consulting fees, both of which had been recorded in obligation to issue shares at January 31, 2011.

b)	900,000 shares of common stock for gross proceeds of $90,000, which was recorded in subscriptions received at January 31, 2011.
c)	628,571 shares of common stock for gross proceeds of $45,000.
d)	300,000 shares of common stock to settle debt of CAD $22,500 or USD $23,866 with the President of the Company. The shares of common stock were issued at a market value of $23,866.
e)	600,000 shares of common stock to settle debt of $60,000 to a third party consultant. The shares were issued at a market value of $54,000. The Company recorded a gain on settlement of debt of $6,000.
f)	813,008 shares of common stock to settle accounts payable and accrued liabilities (Note 7). The shares were issued at a market value of $100,000.

At July 31, 2011, the Company has $25,247 (January 30, 2011 - $115,247) in subscriptions received.  These subscriptions are comprised of advances towards a private placement of shares of common stock ranging from $0.10 to $0.17 per share.

At January 31, 2011, the Company had recorded $188,192 in deferred compensation, which represents the issuance of shares of common stock for consulting services.  During the period ended July 31, 2011, the Company recorded $188,192 from deferred compensation to general and administrative expenses.

Stock Options

The following are the assumptions used for the Black-Scholes option pricing model to record the market value of the issued stock options:

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

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011

4.     Common Stock (Continued)

On January 31, 2010, the Company issued 500,000 stock options to the President of the Company, pursuant to the Company’s stock option plan.  These options are exercisable at a price of $0.18 for a period of five years.  The company recognizes stock-based compensation costs over the requisite service period of the award, which is the option vesting term.  The options vest at a rate of 20% per year, commencing January 31, 2010.  The market value of these options at the date of grant was estimated to the $68,006 using the Black-Scholes option pricing model with an expected life of 5 years, a risk-free interest rate of 2.34%, a dividend yield of 0%, and expected volatility of 101%.  These stock options expire on January 31, 2014.  To July 31, 2011, 200,000 of these stock options are exercisable and the Company recognized $6,800 (January 31, 2011 - $13,600) in stock-based compensation expense in relation to these vested stock options, of which $3,400 was allocated to management fees and $3,400 was allocated to research and development costs.

On April 18, 2011, the Company issued 1,000,000 stock options to a third party consultant.  These options are exercisable at a price of $0.07 for a period of 60 days.  The Company recognizes stock-based compensation costs over the requisite service period of the award, which is 60 days.  The market value of these options at the date of grant was estimated to be $52,015 using the Black-Scholes option pricing model with an expected life of 60 days, a risk-free interest rate of 1%, a dividend yield of 0%, and expected volatility of 105.59%. To July 31, 2011, 1,000,000 of these stock options are exercisable and the Company recognized $52,015 (January 31, 2011 - $Nil) in stock-based compensation expense in relation to these stock options, of which $52,015 was allocated to consulting fees in general and administrative expenses. These stock options expired, unexercised, on June 20, 2011.

Stock option transactions during the six months ended July 31, 2011 were as follows:

Balance, January 31, 2010 and 2011	504,000
Granted	1,000,000
Expired	(1,004,000)

Balance, July 31, 2011 – Outstanding	500,000

Balance, July 31, 2011 - Exercisable	500,000

5.     Related Party Transactions

During the six month period ended July 31, 2011:

a)	the President of the Company received a management consulting fee of $74,182 (July 31, 2010 - $65,286), of which $37,091 has been recorded as management fees and $37,091 as a research and development;
b)	a director of the Company received a consulting fee of $72,000 (July 31, 2010 - $Nil) which has been recorded as general and administrative expenses;
c)	the Company settled debt with a director of the Company in the amount of $23,866 (July 31, 2010 - $Nil) through the issuance of shares of common stock (July 31, 2010 - $Nil).

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011

5.     Related Party Transactions (Continued)

As at July 31, 2011, $351,512 (January 31, 2011 - $321, 913) was due to related parties and recorded in accounts payable and accrued liabilities and $5,633 (January 31, 2011 - $5,373) is due from a company controlled by a director of the Company (Note 3). As at July 31, 2011, $36,000 (January 31, 2011 - $Nil) was recorded in obligation to issue shares for shares of common stock issuable to a director of the Company for consulting fees (Note 7).

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.  Unless otherwise noted related party amounts are unsecured, bear no interest and have no fixed terms of repayment.

6.     Supplemental Cash Flow Information

	Accumulated From February 15, 2007 (Date of reporting as a development stage company) to July 31, 2011	Six Month Period Ended July 31, 2011	Six Month Period Ended July 31, 2010
	$	$	$
Cash paid for Interest	–	–	–
Cash paid for income taxes	–	–	–
Obligation to issue shares of common stock for acquisition of licenses	85,000	–	–
Issue shares of common stock for acquisition of licenses	540,600	–	–
Obligation to issue shares of common stock for consulting services	405,875	377,000	–
Royalties recorded in accounts payable and accrued liabilities	27,500	–	–
Finder’s fee shares	82,000	–	–
Finder’s fees recorded in accounts payable and accrued liabilities	114,346	–	–
Reclassification of prepaids to common stock	–	–	22,108
Reclassification of accounts payable and accrued liabilities to obligation to issue shares	36,000	36,000	–
Issuance of shares of common stock for consulting services recorded in deferred compensation	80,826	–	–
Subscriptions receivable for share issued	10,200	–	–
Issue share for debt	177,865	177,865	–
Reclassification of subscriptions received to common stock	90,000	90,000	153,480

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011

7.     Commitments

a)
On July 14, 2009, the Company had entered into a service agreement with Moody Capital Solutions, Inc. (“Moody”) whereby Moody would serve as an investment banker and placement agency for the Company.  The term of the agreement was until November 10, 2009 and Moody was entitled to receive $8,000 ($4,000 paid, $4,000 accrued); and issued 210,000 restricted shares of common stock with a market value of $28,875 which have been recorded in obligation to issue shares.  To July 31, 2011 and 2010, Moody had not assisted with any private placement and, therefore, all fees have been allocated to consulting fees which are recorded in general and administrative expenses.

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

Pursuant to the Letter of Agreement, the Company will grant Minapharm an exclusive product distribution agreement and a royalty bearing sub-license which will give Minapharm the right to manufacture, market, sell or otherwise commercialize the Company’s ribavirin USP hepatitis C vaccine in either formula or other form.  In return, Minapharm will grant the Company the rights to exclusive product development, marketing and distribution rights and a royalty bearing license to rights to its pegylated interferon-alpha, in an active pharmaceutical ingredient or as finished final product.  The Letter of Agreement also stipulates that Minapharm will make a loan to the Company to assist in its therapeutic development program.  To July 31, 2011, Minapharm has not made a loan to the Company.

c)
On June 8, 2010, the Company entered into an Agreement with Investor Outreach Services LLC. (“IOS”) whereby IOS will introduce the Company to investors.  The Company will pay IOS a cash fee equal to 5% of the gross proceeds raised, in addition to 3% of any additional funds later brought forth from the investors.  Such provisions for compensation will last for a period of 3 years from the date any investor first invests in the Company.   To July 31, 2011 no funds have been raised by IOS and the Company has paid or accrued $Nil to IOS.

d)
On June 1, 2010, the Company entered into a finder’s fee agreement with a third party consultant, whereby the consultant would assist with respect to a future financing.  The term of the agreement was for a period of 6 months and the consultant was entitled to receive a finder’s fee in cash or shares, based on the total amount of equity financing received.  To July 31, 2011, the consultant had not assisted with any private placement and, therefore, the Company has paid or accrued $Nil to the consultant.

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

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011

7.       Commitments (Continued)

e)
On July 27, 2010, the Company had entered into a Securities Purchase Agreement (the “Securities Agreement”) with Tangiers Investors, LP (“Tangiers”).  Under the agreement, the Company agreed to issue and sell its common stock to Tangiers for an aggregate purchase price of up to $10,000,000.  The funding agreement specified that Tangiers would purchase the Company’s stock in amounts of up to $250,000 per draw down, at the Company’s discretion over a period of 2 years.

The Company was required to issue Tangiers up to $300,000 worth of restricted shares of common stock as a commitment fee (the “commitment fee shares”).  In the event that Tangiers is unable to obtain at least $250,000 of value through the sale of the commitment fee shares, the Company will issue that number of shares to Tangiers that would allow Tangiers to obtain a minimum of $250,000 through the sale of the commitment fee shares.

On March 1, 2011, the Company entered into a subscription agreement with Tangiers, which fully satisfied and extinguished the Securities Agreement.  Pursuant to the agreement, Tangiers subscribed for 813,008 shares of common stock at $0.123 per share and 1,250,000 shares of common stock at $0.12 per share for total proceeds of $250,000.  In lieu of receiving cash for issuance of shares of common stock, the Company has agreed to issue 2,063,008 shares of common stock to Tangiers in tranches at a market value of $250,000 to settle the commitment fee obligation. During the period ended July 31, 2011, the Company issued 813,008 shares of common stock at a market value of $100,000 which are subject to certain escrow conditions. At July 31, 2011, the Company recorded in accounts payable and accrued liabilities $150,000 (January 31, 2011 - $250,000) which represents the Company’s obligation pursuant to the subscription agreement. Subsequent to July 31, 2011, the Company issued the additional 1,250,000 shares of common stock to Tangiers, which are also subject to certain escrow conditions.

f)
On October 20, 2010, the Company entered into a one year consulting agreement with Rathbourne Mercantile Ltd. (“Rathbourne”), whereby the Company would pay Rathbourne an up-front non-refundable retainer of $50,000 (paid) and issue 1,000,000 shares of the Company for services completed to October 2010.  As at January 31, 2011 the Company had recorded an obligation to issue shares at a market value at $130,000. The payments to Rathbourne were recorded as consulting fees and are part of general and administrative expenses in the fiscal year ended January 31, 2011 (Note 8). During the period ended July 31, 2011, the Company issued 1,000,000 shares to Rathbourne.

g)
On June 9, 2009, the Company entered into a consulting agreement with a third party whereby the consultant would provide research and development activities and consulting.  As consideration, the Company would pay a fee of US$12,000 per month.  Effective February 2, 2010, this third party became a director of the Company.  On April 14,, 2011, the Company entered into an agreement to issue restricted shares of common stock to settle debt of $268,500 with the director of the Company.  As at July 31, 2011, the shares of common stock have not been issued and, accordingly, the balance remains in accounts payable and accrued liabilities.  Commencing May 1, 2011, the Company will issue the number of shares of common stock equal to $12,000 per month until the Company is able to pay in cash or the director becomes an employee of the Company. To July 31, 2011, the Company has recorded an obligation to issue shares at a market value of $36,000, which has been included in consulting fees and are part of general and administrative expenses.

h)
On April 12, 2011, the Company entered into an agreement with a third party to issue 500,000 shares of common stock at a price of $0.20 per share pursuant to a Stock Purchase Agreement.  To July 31, 2011, the Stock Purchase Agreement has not been executed and the Company has not received any funds.

i)
On July 1, 2011, the Company entered into a consulting agreement with a third party in consideration for the issuance of 500,000 shares of common stock. At July 31, 2011, the Company has recorded an obligation to issue shares at a market value of $45,000, which has been included as consulting fees and are part of general and administrative expenses. Subsequent to July 31, 2011, the Company issued the 500,000 shares of common stock.

j)
On July 5, 2011, the Company entered into a consulting agreement with a third party in consideration for the issuance of 1,500,000 shares of common stock representing a commencement bonus. At July 31, 2011, the Company has recorded an obligation to issue shares at a market value of $105,000, which has been included as consulting fees and are part of general and administrative expenses. Subsequent to July 31, 2011, the Company issued the 1,500,000 shares of common stock.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011

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

The effect of these restatements is as follows:

	As reported	Adjustment	As restated

Consolidated balance sheet – As at January 31, 2011
Cash	$40,126	$5,373	$34,753
Promissory note	–	5,373	5,373
Accounts payable and accrued liabilities	685,682	250,000	935,682
Obligation to issue shares	113,875	377,000	490,875

Consolidated statements of operations – General and administrative expenses
6 months ended July 31, 2010	$408,395	$250,000	$658,395
3 months ended July 31, 2010	328,241	250,000	578,241

9.     Subsequent Events

a)
On August 19, 2011, the Company entered into a $50,000 Convertible Promissory Note (the “Note”) with Asher Enterprises, Inc. (“Asher), an arms length Delaware corporation. The principal is interest bearing at a rate of 8% per annum. The Company is obligated to repay the principal with any interest by May 22, 2012 (the “maturity date”). Any principal or interest unpaid by the maturity date shall bear interest at a rate of 22% per annum. Asher has the option to convert the Note, commencing on February 15, 2012 and ending on the maturity date, in respect of the remaining outstanding principal amount in entirety or part, at a variable conversion price of 58% multiplied by the market price, being the average of the lowest 3 trading prices for the Company’s shares of common stock during a 10 day trading period. If the trading price cannot be calculated, a trading price shall be the market value as mutually determined by the Company and Asher. In the event that the Company makes an announcement to consolidate or merge with any other corporation, sell or transfer substantially all of its assets or any person, group or entity announces a tender offer to purchase 50% or more of the Company’s common stock, the conversion price shall be adjusted on such announcement day to be equal to the lower of (a) the conversion price which would have been applicable before such announcement and (b) the conversion price that would otherwise be in effect. The Company may not prepay the Note in whole or part.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2011

9.     Subsequent Events (Continued)

b)
On August 19, 2011, the Company entered into a $2,500 Promissory Note (the “Note”) with an arms length individual. The Note bears interest at a rate of 13% per annum. The Company is obligated to repay the Principal with any interest upon demand. The Note is convertible at any time after February 15, 2012 into equity at a rate of 40% of the closing bid price of the previous 5 days of trading.

c)
On August 24, 2011, the Company entered into a $2,500 Promissory Note (the “Note”) with an arms length individual. The Note bears interest at a rate of 13% per annum. The Company is obligated to repay the Principal with any interest upon demand. The Note is convertible at any time after February 20, 2012 into equity at a rate of 42% of the closing bid price of the previous 5 days of trading.

d)
The Company issued 3,250,000 shares of common stock (Note 7) pursuant to obligation to issue shares. The Company issued a further 50,000 shares of common stock towards a private placement at $0.17 per share for proceeds of $8,500, which were recorded in subscriptions received at July 31, 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On June 9, 2009, our company entered into a consulting agreement with a third party whereby the consultant would provide research and development activities and consulting. As consideration, our company would pay a fee of US$12,000 per month. Effective February 2, 2010, this third party became a director of our company. On April 14, 2011, our company entered into an agreement to issue restricted shares of common stock to settle debt of $268,500 with the director of our company. As at July 31, 2011, the shares of common stock have been issued and, accordingly, the balance remains in accounts payable and accrued liabilities. Commencing May 1, 2011, our company will issue the number shares of common stock equal to $12,000 per month until our company is able to pay in cash or the director becomes an employee of our company. To July 31, 2011, our company has recorded an obligation to issue shares at a fair value of $36,000, which has been included in consulting fees and are part of general and administrative expenses.

On February 28, 2010, we entered into a letter agreement with Minapharm Pharmaceuticals SAE, wherein Minapharm has agreed to provide our company with a loan. Pursuant to the terms of the letter agreement, the loan may be converted into common stock of our company provided that Minapharm enters into a promissory note, a debt conversion agreement and a subscription agreement. Minapharm shall grant to our company a distribution agreement to market and sell a version of its pegylated interferon-alpha (PEG-IFN) product in territories where it is legally able to do so. To July 31, 2011 Minapharm has not made a loan to our company. To July 32, 1011, Minapharm has not made a loan to our company.

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

On July 27, 2010, we entered into a securities purchase agreement with Tangiers Investors, LP. Under the agreement, our company agreed to issue and sell our shares of common stock to Tangiers for an aggregate purchase price of up to $10,000,000. The funding agreement specifies that Tangiers would purchase our company’s stock in amounts of up to $250,000 per draw down, at our company’s discretion over a period of two (2) years.

Our company was required to issue Tangiers up to $300,000 worth of restricted shares of common stock as a commitment fee (the “commitment fee shares”).  In the event that Tangiers is unable to obtain at least $250,000 of value through the sale of the commitment fee shares, our company will issue that number of shares to Tangiers that would allow Tangiers to obtain a minimum of $250,000 through the sale of the commitment fee shares.

On March 1, 2011, our company entered into a subscription agreement with Tangiers, which fully satisfied and extinguished the Securities Agreement.  Pursuant to the agreement, Tangiers subscribed for 813,008 shares of common stock at $0.123 per share and 1,250,000 shares of common stock at $0.12 per share for total proceeds of $250,000.  In lieu of receiving cash for issuance of shares of common stock, our company has agreed to issue 2,063,008 shares of common stock to Tangiers in tranches at a market value of $250,000 to settle the commitment fee obligation. During the period ended July 31, 2011, our company issued 813,008 shares of common stock at a market value of $100,000 which are subject to certain escrow conditions. At July 31, 2011, our company recorded in accounts payable and accrued liabilities $150,000 (January 31, 2011 - $250,000) which represents our company’s obligation pursuant to the subscription agreement, Subsequent to July 31, 2011, our company issued the additional 1,250,000 shares of common stock to Tangiers, which are also subject to certain escrow conditions.

On October 20, 2010, we entered into a one year consulting agreement with Rathbourne Mercantile Ltd., which was subsequently amended on October 26, 2010, whereby our company would pay Rathbourne an up-front non-refundable retainer of $50,000 and issue 1,000,000 shares of our company for services completed to October 2010. As at July 31, 2011 our company has recorded an obligation to issue shares at a fair value at $130,000 (January 31, 2011 - $130,000) and has paid the non-refundable retainer. The payments to Rathbourne were recorded as consulting fees and are part of general and administrative expenses. During eh period ended July 31, 2011, our company issued 1,000,000 shares to Rathbourne.

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

On July 1, 2011, we entered into a consulting agreement with Mr. Rick Shykora in consideration for the issuance of 500,000 shares of common stock. At July 31, 2011, the Company has recorded an obligation to issue shares at a market value of $45,000, which has been included as consulting fees and are part of general and administrative expenses. Subsequent to July 31, 2011, we issued the 500,000 shares of common stock.

On July 5, 2011, we entered into a consulting agreement with Paradigm in consideration for the issuance of 1,500,000 shares of common stock representing a commencement bonus. At July 31, 2011, our company has recorded an obligation to issue shares at a market value of $105,000, which has been included as consulting fees and are part of general and administrative expenses. Subsequent to July 31, 2011, we issued the 1,500,000 shares of common stock.

On August 19, 2011, we entered into a $50,000 convertible promissory note with Asher Enterprises, Inc., an arms-length Delaware corporation. The principal is interest bearing at a rate of 8% per annum. Our company is obligated to repay the principal with any interest by May 22, 2012 (the “maturity date”). Any principal or interest unpaid by the maturity date shall bear interest at a rate of 22% per annum. Asher has the option to convert the note, commencing on February 15, 2012 and ending on the maturity date, in respect of the remaining outstanding principal amount in entirety or part, at a variable conversion price of 58% multiplied by the market price, being the average of the lowest 3 trading prices for our company’s shares of common stock during a 10 day trading period. If the trading price cannot be calculated, a trading price shall be the market value as mutually determined by our company and Asher. In the event that our company makes an announcement to consolidate or merge with any other corporation, sell or transfer substantially all of its assets or any person, group or entity announces a tender offer to purchase 50% or more of our company’s common stock, the conversion price shall be adjusted on such announcement day to be equal to the lower of (a) the conversion price which would have been applicable before such announcement and (b) the conversion price that would otherwise be in effect. Our company may not prepay the note in whole or part.

On August 19, 2011, we entered into a $2,500 promissory note with an arms-length individual. The note bears interest at a rate of 13% per annum. Our company is obligated to repay the principal with any interest upon demand. The note is convertible at any time after February 15, 2012 into equity at a rate of 40% of the closing bid price of the previous 5 days of trading.

On August 24, 2011, we entered into a $2,500 promissory note with an arms-length individual. The note bears interest at a rate of 13% per annum. Our company is obligated to repay the principal with any interest upon demand. The note is convertible at any time after February 20, 2012 into equity at a rate of 42% of the closing bid price of the previous 5 days of trading.

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

Research and Development

We are a biotechnology development stage company and have not generated any revenues from our technologies. We believe, however, that there are opportunities to discover and develop effective and cost-effective treatments for the VLP technology licensed via the NIH for Hepatitis C. In addition to developing a vaccine for Hepatitis C, we anticipate to be able to develop generic Hepatitis C therapeutic drugs which we can market and generate revenue from. The focus of our company will be to develop protein based biosimiliar and biobetter drugs.

During our quarter ended July 31, 2011 we expended $40,491 on research and development costs, compared to $32,643 during the quarter ended July 31, 2010.

Intellectual property

We currently own and operate the registered internet domain http://www.c-pharma.net/. We rely on a combination of patents and licenses to establish and protect our proprietary rights. We intend to require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our technologies or strategic plans, and it is our policy to enter into proprietary information agreements with employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the United States, Canada and Europe. In addition, our competitors may independently develop technologies similar to ours. Our precautions may not prevent misappropriation or infringement of our intellectual property.

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

Results of Operations

As a result of a review of our company’s significant transactions, in preparing for our three and six month period ended July 31, 2011, we identified certain errors that have a significant impact on our previously issued financial information contained in our Forms 10-K for the year ended January 31, 2011.

In performing these reviews our company discovered that certain transactions were not properly accounted for. We have restated our financial statements for the year ended January 31, 2011, in order to record the following transactions in the correct fiscal period, with the result being a corresponding increase in our loss for the year.

•	Promissory note of $5,373;

•	Commitment fee of $250,000;

•	Obligation to issue shares for services provided in the amount of $130,000; and

•	Obligation to issue shares for services provided in the amount of $247,000.

Three month Summary ending July 31, 2011 and 2010

	Three Months Ended
	July 31,
	2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$(444,825)		$(360,685)
Gain (loss) on settlement of debt	$	Nil	$	Nil
Consulting income		$25,000	$	Nil
Write-off of accounts receivable		$(3,507)		$(70,953)
Net Loss		$(423,332)		$(431,638)

Expenses

Our operating expenses for the three month periods ended July 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended
	July 31,
	2011	2010
Amortization	$19,448	$	Nil
General and administrative	$384,763		$328,241
Management fees	$20,307		$16,222
Research and development	$20,307		$16,222

Operating expenses for the three months ended July 31, 2011, increased by 18.91% as compared to the comparative period in 2010 primarily as a result of increased amortization, general and administrative expenses, management fees and research and development expenses.

Six month Summary ending July 31, 2011 and 2010

	Six Months Ended
	July 31,
	2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$691,771		$(473,681)
(Gain) loss on settlement of debt		$(6,000)	$	Nil
Consulting income		$25,000	$	Nil
Write-off of accounts receivable		$5,735		$70,953
Net Loss		$(666,506)		$(544,634)

Expenses

Our operating expenses for the six month periods ended July 31, 2011 and 2010 are outlined in the table below:

	Six Months Ended
	July 31,
	2011	2010
Amortization	$38,896	$	Nil
General and administrative	$571,893		$408,395
Management fees	$40,491		$32,643
Research and development	$40,491		$32,643

Operating expenses for the six months ended July 31, 2011, increased by 31.53% as compared to the comparative period in 2010 primarily as a result of increased amortization, general and administrative expenses, management fees and research and development expenses.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

On March 31, 2007 our board of directors approved our 2007 stock option plan. Under the 2007 stock option plan, options may be granted only to our directors, officers, employees and consultants as determined by our board of directors. Pursuant to the stock option plan, we reserved for issuance 75,000 post split shares of our common stock.

Liquidity and Financial Condition

Working Capital

	At July 31,	At January 31,	Percentage
	2011	2011	Increase/Decrease
Current Assets	$67,058	$121,993	(45.03	) %
Current Liabilities	$875,029	$949,182	(7.81	) %
Working Capital	$(807,971)	$(827,189)	(2.32	) %

Cash Flows

	As at	As at
	July 31,	July 31,
	2011	2010
Net Cash Provided by (Used in) Operating Activities	$(72,184)	$(157,737)
Net Cash Provided by (Used In) Investing Activities	$ Nil	$ Nil
Net Cash Provided by Financing Activities	$45,000	$155,797
Effect of Exchange Rate Changes	$(7,511)	$(1,604)
Increase (Decrease) In Cash During The Period	$(34,695)	$(3,544)

As of July 31, 2011, our company had working capital deficit of $807,971. In the next twelve months we anticipate spending $360,000 on management fees, $250,000 on general and administrative expenses and $1,180,000 on research and development. Our cash on hand at July 31, 2011 was $58. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

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

Basis of Presentation

The consolidated unaudited financial statements and notes are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in US dollars. Our company’s fiscal year end is January 31.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU“) 2010-06, Improving Disclosures about Fair Value Measurements, which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosures of activities, including purchases, sales, issuances, and a settlement within Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The implementation of the adoption of ASU 2010-06 did not have a material impact on our company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements". The amendment eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This standard had no impact on our company's consolidated financial statements. Certain other recent accounting pronouncements have not been disclosed as they are not applicable to our company.

There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by our company. Management does not believe any of these accounting pronouncements has had or will have a material impact on our company's financial position or operating results.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and, if warranted, commercialize our technologies, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

•	support our planned growth and carry out our business plan;

•	continue scientific progress in our research and development programs;

•	address costs and timing of conducting clinical trials and seek regulatory approvals and patent prosecutions;

•	address competing technological and market developments; and

•	establish additional collaborative relationships.

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

Since February 15, 2007 (date of reporting as a development stage company), we have a net loss of $4,611,269. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2011 we issued 1,250,000 shares of common stock pursuant to obligation to issue shares at a value of $150,000. These shares were issued pursuant to Rule 144 of the Securities and Exchange Commission under the Securities Act of 1933, as amended.

On August 26, 2011 we issued a further 50,000 shares of common stock towards a private placement at $0.17 per share for proceeds of $8,500, which were recorded in subscriptions received at July 31, 2011. These shares were issued pursuant to Rule 144 of the Securities and Exchange Commission under the Securities Act of 1933, as amended.

On  August 26, 2011, we issued 500,000 shares of common stock as consideration paid under a consulting agreement with a recorded market value of $45,000. These shares were issued pursuant to a previous S8 registration Filed July 20, 2010.

On August 26, 2011, we issued 1,500,000 shares of common stock as consideration paid under a consulting agreement with a recorded market value of $105,000. These shares were issued pursuant to an exemption from registration under Rule 144 of the Securities and Exchange Commission under the Securities Act of 1933, as amended.

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

10.5	Letter of Agreement between our company and Minapharm Pharmaceuticals SAE, dated February 28, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
10.6	Exclusive License Agreement between our company and Virionics Corporation, dated July 1, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
10.7	Securities Purchase Agreement between our company and Tangiers Investors, LP, dated July 19, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
10.8	Consulting Agreement between our company and Rathbourne Mercantile Ltd. dated October 20, 2010 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on June 27, 2011).
10.9	Amendment to Consulting Agreement between our company and Rathbourne Mercantile Ltd. dated October 26, 2010 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on June 27, 2011).
10.10	Debt Settlement Subscription Agreement between our company and Tangiers Investors, LP dated March 1, 2011 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on June 27, 2011).
10.11*	Consulting Agreement between our company and Mr Richard Shykora dated July 1, 2011
10.12*	Consulting Agreement between our company and Paradigm Consulting dated July 5, 2011
(21)	Subsidiaries of the Registrant
21.1	C-Pharma Inc. (a Canada corporation).
(31)	Section 302 Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS BIOTECHNOLOGIES INC.
(Registrant)

Dated: September 19, 2011	/s/ Garth Likes
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)