Form 10-Q/A
period 2011-07-31
COMPASS BIOTECHNOLOGIES INC.
filed 2011-09-29
CIK 1327238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment #1

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

Explanatory Note

COMPASS BIOTECHNOLGIES INC. is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on  September 19, 2011, for the purpose of furnishing the XBRL Interactive Data Files as Exhibit 101. The company has also revised to Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds to remove disclose of securities that were previously issued under an S8 Registration.

This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q other than as noted above.

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

10.5	Letter of Agreement between our company and Minapharm Pharmaceuticals SAE, dated February 28, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
10.6	Exclusive License Agreement between our company and Virionics Corporation, dated July 1, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
10.7	Securities Purchase Agreement between our company and Tangiers Investors, LP, dated July 19, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
10.8	Consulting Agreement between our company and Rathbourne Mercantile Ltd. dated October 20, 2010 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on June 27, 2011).
10.9	Amendment to Consulting Agreement between our company and Rathbourne Mercantile Ltd. dated October 26, 2010 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on June 27, 2011).
10.10	Debt Settlement Subscription Agreement between our company and Tangiers Investors, LP dated March 1, 2011 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on June 27, 2011).
10.11	Consulting Agreement between our company and Mr Richard Shykora dated July 1, 2011
10.12	Consulting Agreement between our company and Paradigm Consulting dated July 5, 2011
(21)	Subsidiaries of the Registrant
21.1	C-Pharma Inc. (a Canada corporation).
(31)	Section 302 Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** XBRL Data filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS BIOTECHNOLOGIES INC.
(Registrant)

Dated: September 29, 2011	/s/ Garth Likes
Garth Likes
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)