Form 10-Q
period 2011-10-31
COMPASS BIOTECHNOLOGIES INC.
filed 2016-12-05
CIK 1327238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 000-52057

COMPASS BIOTECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8904 – 60 Avenue, Edmonton, Alberta, Canada	T6E 6A6
(Address of principal executive offices)	(Zip Code)

780.761.2121

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ YES    ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 23,920,632 common shares issued and outstanding as of October 31, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended October 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

3

Compass Biotechnologies Inc.

CONSOLIDATED BALANCE SHEETS

October 31, 2011

	October 31, 2011	January 31, 2011
	$ (Unaudited)	$ (Audited)
ASSETS
Current Assets
Cash	94	34,753
Receivable	49,826	45,071
Prepaids	11,758	36,796
Promissory note receivable (Note 3 and 7)	3,263	5,373
Total Current Assets	64,941	121,993

Equipment, net	412	730
Licenses, net (Note 3)	637,129	695,050
Total Assets	702,482	817,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	878,745	935,682
Promissory note	85,652	13,500
Total Liabilities	964,397	949,182

Contingency (Note 1)

Commitments (Note 7)

Stockholders’ Equity
Common stock (Note 4)
Authorized: 100,000,000 shares of common stock, par value $0.001 and 100,000,000 shares of preferred stock, par value $0.001
Issued and outstanding: 23,920,632 shares (January 31, 2011 – 15,729,053)	23,921	15,729
Additional paid-in capital	4,271,494	3,422,506
Accumulated other comprehensive income	17,782	21,664
Obligation to issue shares (Note 7)	299,875	490,875
Subscriptions receivable	(10,200)	(10,200)
Subscriptions received (Note 4)	16,747	115,247
Deferred compensation (Note 4)	-	(188,192)
Retained earnings (deficit)	(54,275)	(54,275)
Deficit accumulated during the development stage	(4,827,259)	(3,944,763)
Total Stockholders’ Equity (Deficit)	(261,915)	(131,409)
Total Liabilities and Stockholders’ Equity (Deficit)	702,482	817,773

The accompanying notes are an integral part of these consolidated financial statements.

Compass Biotechnologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

October 31, 2011

	Accumulated From February 15, 2007 (Date of reporting as a development stage company) to October 31, 2011	Nine Months Ended October 31, 2011	Nine Months Ended October 31, 2010	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
	$	$	$	$	$
Operating Expenses
Amortization	137,645	58,238	-	19,342	–
General and administrative	3,230,972	732,585	495,562	160,692	87,167
Management fees	424,180	58,469	49,116	17,978	16,473
Research and development	1,053,904	58,469	49,116	17,978	16,473
Loss Before Other Items	(4,846,701)	(907,761)	(593,794)	(215,990)	(120,113)

Other Items
Gain of sale of patent	70,025	-	-	-	-
Loss on settlement of debt (note 4)	1,106	6,000	-	-	-
Consulting income	25,000	25,000	-	-	-
Write-off of patent	(1)	-	-	-	-
Write-off of accounts receivable	(73,181)	(5,735)	(70,953)	-	-
Net Loss	(4,827,259)	(882,496)	(664,747)	(215,990)	(120,113)

Loss Per Share – Basic and Diluted		(0.04)	(0.08)	(0.01)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted		20,925,630	8,859,289	23,341,284	11,845,433

The accompanying notes are an integral part of these consolidated financial statements.

Compass Biotechnologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

October 31, 2011

	Accumulated From February 15, 2007 (Date of reporting as a development stage company) To October 31, 2011	Nine Months Ended October 31, 2011	Nine Months Ended October 31, 2010
	$	$	$
Cash Flows From Operating Activities
Net loss	(4,881,534)	(882,496)	(664,747)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	137,646	58,239	635
Gain on sale of patent	(70,025)	–	–
Deferred compensation	188,192	188,192
Foreign exchange on gain on sale of patent	790	–	–
Loss on settlement of debt	(1,106)	(6,000)	–
Accrued interest on loan payable	4,051	1,719	1,718
Shares for consulting services	1,324,183	186,000	347,500
Prepaid consulting fees	23,945	23,945	–
Stock-based compensation	435,910	58,815	–
Write-off of patent	1	–	–
Write-off of accounts receivable	75,070	5,735	69,335

Changes in operating assets and liabilities:
Receivable	(56,770)	(11,699)	(6,367)
Prepaids	(58,396)	508	–
Accounts payable and accrued liabilities	927,773	125,209	(25,363)
Due to related party			40,334
Net Cash Used in Operating Activities	(1,950,270)	(251,833)	(236,955)

Cash Flows From Investing Activities
Acquisition of equipment	(2,909)	–	–
Acquisition of patent	(100)	–	–
Acquisition of license	(101,642)	–	–
Short-term Loan	(3,003)	2,370	–
Net Cash Used in Investing Activities	(107,654)	2,370	–

Cash Flows From Financing Activities
Proceeds from loan payable	85,652	72,152	10,000
Issuance of common stock	1,659,037	153,500	284,906
Subscriptions received	294,013	(8,500)	20,891
Net Cash Provided By Financing Activities	2,038,702	217,152	315,797
Effect of Exchange Rate Changes	19,316	(2,348)	(2,220)
Change in Cash	94	(34,659)	76,622
Cash– Beginning	–	34,753	4,918
Cash– Ending	94	94	81,540

The accompanying notes are an integral part of these consolidated financial statements

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2011

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the SEC. They do not include all information and footnotes required by United States generally accepted accounting principles for for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2011 included in the Company’s Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements including in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012.

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

The Company paid royalties of $Nil during the nine month period ended October 31, 2011 ($Nil – October 31, 2010). To October 31, 2011, the Company has recorded a royalty payable of $27,500 (January 31, 2011-$27,500) in accounts payable and accrued liabilities.

Management has determined that the Company’s license to patents to be used in the development of vaccination for the prevention and treatment of hepatitis C to have a useful life of 10 years. For the nine months ended October 31, 2011, the Company has recorded amortization of $57,921 (2010 - $Nil).

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2011

3.	Promissory Notes

a)

On April 5, 2010, the Company entered into an unsecured promissory note agreement with a shareholder whereby the Company has borrowed $20,000.

The note is interest bearing at 15% per annum commencing April 5, 2010, and repayable upon the Company completing a financing of at least $100,000. The note is currently due and payable. If the Company fails to make payment, interest accrues at a rate of 18% per annum on the outstanding balance plus accrued interest. During the year ended January 31, 2011, the Company completed such financing and repaid $6,500, therefore the loan of $13,500 is interest bearing at 18% per annum. Included in accounts payable and accrued liabilities at October 21, 2011 is $4,051 (January 31, 2011 - $2,332) in accrued interest, which has been recorded in general and administrative expenses.

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

The note is interest bearing at 6% per annum commencing January 10, 2011, and repayable upon the related company completing a financing of at least $100,000. If the related company controlled by a director of the Company fails to make payment, interest will accrue at a rate of 18% per annum on the outstanding balance plus accrued interest. During the period ended October 31, 2011, the related company controlled by the director did not complete such financing.

During the term that the note is outstanding the Company will have the right to convert the outstanding principal balance and accrued and unpaid interest into shares of preferred stock of the related company. The number of preferred shares into which the note will be converted may be equal to the total borrowed plus accrued interest on the date of conversion divided by $0.20.

c)

On August 19, 2011, the Company entered into a $50,000 Convertible Promissory Note (the “Note”) with Asher Enterprises, Inc. (“Asher”), an arms length Delaware corporation. The principal interest bearing at a rate of 8% per annum. The Company is obligated to repay the principal with any interest by May 22, 2012 (the “maturity date”). Any principal or interest unpaid by the maturity date shall bear interest at a rate of 22% per annum. Asher has the option to convert the Note, commencing on February 15, 2012 and ending on the maturity date, in respect of the remaining outstanding principal amount in entirety or part, at a variable conversion price of 58% multiplied by the market price, being the average of the lowest 3 trading prices for the Company’s shares of common stock during a 10 day trading period. If the trading price cannot be calculated, a trading price shall be the market value as mutually determined by the Company and Asher. In the event that the Company makes an announcement to consolidate or merge with any other corporation, sell or transfer substantially all of its assets or any person, group or entity announces a tender offer to purchase 50% or more of the Company’s common stock, the conversion price shall be adjusted on such announcement day to be equal to the lower of (a) the conversion price which would have been applicable before such announcement and (b) the conversion price that would otherwise be in effect. The Company may not prepay the Note in whole or part.

d)

On August 19, 2011, the Company entered into a $2,500 Promissory Note (the “Note”) with an arms length individual. The Note bears interest at a rate of 13% per annum. The Company is obligated to repay the Principal with any interest upon demand. The Note is convertible at any time after February 15, 2012 into equity at a rate of 40% of the closing bid price of the previous 5 days of trading.

e)

On August 24, 2011, the Company entered into a $2,500 Promissory Note (the “Note”) with an arms length individual. The Note bears interest at a rate of 13% per annum. The Company is obligated to repay the Principal with any interest upon demand. The Note is convertible at any time after February 20, 2012 into equity at a rate of 40% of the closing bid price of the previous 5 days of trading.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2011

4.	Common Stock

The Company is authorized to issue common stock of up to 100,000,000 shares, with a par value of $0.001 and up to 100,000,000 shares of preferred stock, with a par value of $0.001. The preferred shares entitle the holder to payment as a preferred creditor in the case of corporate default.

During the nine month period ended October 31, 2011, the Company issued the following shares of common stock:

a)	1,900,000 shares of common stock at a fair value of $247,000 as a commencement bonus for consulting services from a third party, which had been recorded in obligation to issue shares at January 31, 2011.
b)	900,000 shares of common stock for gross proceeds of $90,000, which was recorded in subscriptions received at January 31, 2011.
c)	428,571 shares of common stock for gross proceeds of $30,000.
d)	300,000 shares of common stock to settle debt of CAD $22,500 or USD $23,866 with the President of the Company. The shares of common stock were issued at a fair value of $23,866.
e)	600,000 shares of common stock to settle debt of $60,000 to a third party consultant. The shares were issued at a fair value of $54,000. The Company recorded a gain on settlement of debt of $6,000.
f)	813,008 shares of common stocks to settle accounts payable and accrued liabilities (Note 7). The shares were issued at a market value of $100,000.
g)	50,000 shares of common stock for gross proceeds of $8,500, which were recorded in subscriptions received at July 31, 2011.
h)	1,500,000 shares of common stock to settle debt of $100,000 to third party consultants.

At October 31, 2011, the Company has $16,747 (January 30, 2011 - $115,247) in subscriptions received. These subscriptions are comprised of advances towards a private placement of shares of common stock ranging from $0.10 to $0.17 per share.

At January 31, 2011, the Company has recorded $188,192 in deferred compensation, which represents the issuance of shares of common stock for consulting services. During the period ended October 31, 2011, the company recorded $188,192 from deferred compensation to general and administrative expenses.

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

On January 31, 2010, the Company issued 500,000 stock options to the President of the Company, pursuant to the Company’s stock option plan. These options are exercisable at a price of $0.18 for a period of five years. The company recognizes stock-based compensation costs over the requisite service period of the award, which is the option vesting term. The options vest at a rate of 20% per year, commencing January 31, 2010. The fair value of these options at the date of grant was estimated to the $68,006 using the Black-Scholes option pricing model with an expected life of 5 years, a risk-free interest rate of 2.34%, a dividend yield of 0%, and expected volatility of 101%. These stock options expire on January 31, 2014. To October 31, 2011, 200,000 of these stock options are exercisable and the Company recognized $6,800 (January 31, 2011 - $13,600) in stock-based compensation expense in relation to these vested stock options, of which $3,400 was allocated to management fees and $3,400 was allocated to research and development costs.

On April 18, 2011, the Company issued 1,000,000 stock options to a third party consultant. These options are exercisable at a price of $0.07 for a period of 60 days. The Company recognizes stock-based compensation costs over the requisite service period of the award, which is 60 days. The market value of these options at the date of grant was estimated to be $52,015 using the Black-Scholes option pricing model with an expected life of 60 days, a risk-free interest rate of 1%, a dividend yield of 0%, and expected volatility of 105.59%. To October 31, 2011, 1,000,000 of these stock options are exercisable and the Company recognized $52,015 (January 31, 2011 - $Nil) in stock-based compensation expense in relation to these stock options, of which $52,015 was allocated to consulting fees in general and administrative expenses. These stock options expired, unexercised, on June 20, 2011.

Stock option transactions during the nine months ended October 31, 2011 were as follows:

Balance, January 31, 2010 and 2011	504,000
Granted	1,000,000
Expired	(1,004,000)
Balance, October 31, 2011 – Outstanding	500,000
Balance, October 31, 2011 - Exercisable	500,000

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2011

5.	Related Party Transactions

During the nine month period ended October 31, 2011:

a)	the President of the Company received a monthly management consulting fee of $74,182 (October 31, 2010 - $98,232), of which $49,116 has been recorded as management fees and $49,116 as a research and development;
b)	a director of the Company received a monthly consulting fee of $108,000 (October 31, 2010 - $Nil) which has been recorded as general and administrative expenses;
c)	the Company settled debt with a director of the Company in the amount of $23,866 (October 31, 2010 - $Nil) through the issuance of shares of common stock (October 31, 2010 - $Nil).

As at October 31, 2011, $346,570 (January 31, 2011 - $321, 913) was due to related parties and recorded in accounts payable and accrued liabilities and $3,263 (January 31, 2011 - $5,373) is due from a company controlled by a director of the Company (Note 3). As at October 31, 2011, $36,000 (January 31, 2011 - $Nil) was recorded in obligation to issue shares for shares of common stock issuable to a director of the Company for consulting fees (Note 7).

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Unless otherwise noted related party amounts are unsecured, bear no interest and have no fixed terms of repayment.

6.	Supplemental Cash Flow Information

	Accumulated From
	February 15, 2007 (Date of reporting
	as a development	Six Month	Nine Month
	stage company) to October 31, 2011	Period Ended October 31, 2011	Period Ended October 31, 2010
	$	$	$

Cash paid for Interest	–	–	–
Cash paid for income taxes	–	–	–
Obligation to issue shares of common stock for acquisition of licenses	85,000	–	–
Issue shares of common stock for acquisition of licenses	540,600	–	540,600
Obligation to issue shares of common stock for consulting services	405,875	377,000	347,500
Royalties recorded in accounts payable and accrued liabilities	27,500	–	12,506
Finder’s fee shares	82,000	–	50,000
Finder’s fees recorded in accounts payable and accrued liabilities	114,346	–	114,346
Reclassification of prepaids to common stock	–	–	22,108
Reclassification of accounts payable and accrued liabilities to obligation to issue shares	36,000	36,000	–
Issuance of shares of common stock for consulting services recorded in deferred compensation	80,826	–	–
Subscriptions receivable for share issued	10,200	–	–
Issue share for debt	177,865	177,865	–
Reclassification of subscriptions received to common stock	90,000	90,000	144,275

7.	Commitments

a)

On July 14, 2009, the Company had entered into a service agreement with Moody Capital Solutions, Inc. (“Moody”) whereby Moody would serve as an investment banker and placement agency for the Company. The term of the agreement was until November 10, 2009 and Moody was entitled to receive $8,000 ($4,000 paid, $4,000 accrued); and issued 210,000 restricted shares of common stock with a fair value of $28,875 which have been recorded in obligation to issue shares. To October 31, 2011 and 2010, Moody had not assisted with any private placement and, therefore, all fees have been allocated to consulting fees which are recorded in general and administrative expenses.

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

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2011

7.	Commitments (Continued)

b)	On February 28, 2010, the Company entered into a Letter of Agreement (the “letter of Agreement”) with Minapharm Pharmaceuticals SAE (“Minapharm”) a company incorporated in Egypt. Minapharm is engaged in the development and commercialization of pharmaceutical products within Egypt.

Pursuant to the Letter of Agreement, the Company will grant Minapharm an exclusive product distribution agreement and a royalty bearing sub-license which will give Minapharm the right to manufacture, market, sell or otherwise commercialize the Company’s ribavirin USP hepatitis C vaccine in either formula or other form. In return, Minapharm will grant the Company the rights to exclusive product development, marketing and distribution rights and a royalty bearing license to rights to its pegylated interferon-alpha, in an active pharmaceutical ingredient or as finished final product. The Letter of Agreement also stipulates that Minapharm will make a loan to the Company to assist in its therapeutic development program. To October 31, 2011, Minapharm has not made a loan to the Company.

c)

On June 8, 2010, the Company entered into an Agreement with Investor Outreach Services LLC. (“IOS”) whereby IOS will introduce the Company to investors. The Company will pay IOS a cash fee equal to 5% of the gross proceeds raised, in addition to 3% of any additional funds later brought forth from the investors. Such provisions for compensation will last for a period of 3 years from the date any investor first invests in the Company. To October 31, 2011, the Company has paid or accrued $Nil to IOS.

d)

On June 1, 2010, the Company entered into a finder’s fee agreement with a third party consultant, whereby the consultant would assist with respect to a future financing. The term of the agreement was for a period of 6 months and the consultant was entitled to receive a finder’s fee in cash or shares, based on the total amount of equity financing received. To October 31, 2011, the consultant had not assisted with any private placement and, therefore, the Company has paid or accrued $Nil to the consultant.

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

On March 1, 2011, the Company entered into a subscription agreement with Tangiers, which fully satisfied and extinguished the Securities Agreement. Pursuant to the agreement, Tangiers subscribed for 813,008 shares of common stock at $0.123 per share and 1,250,000 shares of common stock at $0.12 per share for total proceeds of $250,000. In lieu of receiving cash for issuance of shares of common stock, the Company has agreed to issue 2,063,008 shares of common stock to Tangiers in tranches at a market value of $250,000 to settle the commitment fee obligation. During the period ended October 31, 2011, the Company issued 813,008 shares of common stock at a market value of $100,000 which are subject to certain escrow conditions. At October 31, 2011, the Company recorded in accounts payable and accrued liabilities $150,000 (January 31, 2011 - $250,000) which represents the Company’s obligation pursuant to the subscription agreement. Subsequent to October 31, 2011, the Company issued the additional 1,250,000 shares of common stock to Tangiers, which are also subject to certain escrow conditions.

f)

On October 20, 2010, the Company entered into a one year consulting agreement with Rathbourne Mercantile Ltd. (“Rathbourne”), whereby the Company would pay Rathbourner an up-front non-refundable retainer of $50,000 (paid) and issue Securities Purchase Agreement with Tangiers Investors, LP (“Tangiers”). Under the agreement, the ,000,000 shares of the Company for services completed to October 2010. As at January 31, 2011 the Company had recorded an obligation to issue shares at a market value at $130,000. The payments to Rathbourne were recorded as consulting fees and are part of general and administrative expenses in the fiscal year ended January 31, 2011 (note 8). During the period ended October 31, 2011, the Company issued 1,000,000 shares to Rathbourne.

Compass Biotechnologies Inc. (formerly Cyplasin BioMedical, Ltd.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2011

7.	Commitments (continued)

g)	On June 9, 2009, the Company entered into a consulting agreement with a third party whereby the consultant would provide research and development activities and consulting. As consideration, the Company would pay a fee of US$12,000 per month. Effective February 2, 2010, this third party became a director of the Company. On April 14,, 2011, the Company entered into an agreement to issue restricted shares of common stock to settle debt of $268,500 with the director of the Company. As at October 31, 2011, the shares of common stock have not been issued and, accordingly, the balance remains in accounts payable and accrued liabilities. Commencing May 1, 2011, the Company will issue the number of shares of common stock equal to $12,000 per month until the Company is able to pay in cash or the director becomes an employee of the Company. To October 31, 2011, the Company has recorded an obligation to issue shares at a market value of $36,000, which has been included in consulting fees and are part of general and administrative expenses.

h)	On April 12, 2011, the Company entered into an agreement with a third party to issue 500,000 shares of common stock at a price of $0.20 per share pursuant to a Stock Purchase Agreement. To October 31, 2011, the Stock Purchase Agreement has not been executed and the Company has not received any funds.

i)	On July 1, 2011, the Company entered into a consulting agreement with a third party in consideration for the issuance of 500,000 shares of common stock. At October 31, 2011, the Company has recorded an obligation to issue shares at a market value of $45,000, which has been included as consulting fees and are part of general and administrative expenses. Subsequent to October 31, 2011, the Company issued the 500,000 shares of common stock.

j)	On July 5, 2011, the Company entered into a consulting agreement with a third party in consideration for the issuance of 1,500,000 shares of common stock representing a commencement bonus. At October 31, 2011, the Company has recorded an obligation to issue shares at a market value of $105,000, which has been included as consulting fees and are part of general and administrative expenses. Subsequent to October 31, 2011, the Company issued the 1,500,000 shares of common stock.

8.	Restatement

The Company has restated its financial statements for the year ended January 31, 2011, in order to record the following transactions in the correct fiscal period.

a)	Promissory note of $5,373 (Note 3);
b)	Commitment fee of $250,000 (Note 7);
c)	Obligation to issue shares for services provided in the amount of $130,000 (Note 7); and
d)	Obligation to issue shares for services provided in the amount of $247,000 (Note 6).

	As reported	Adjustment	As restated

Consolidated balance sheets – As at January 31, 2011
Cash	$40,126	$5,373	$34,753
Promissory note	–	5,373	5,373
Accounts payable and accrued liabilities	685,682	250,000	935,682
Obligation to issue shares	113,875	377,000	490,875

Consolidated statements of operations – General and administrative expenses
6 months ended July 31, 2010	$408,395	$250,000	$658,395
3 months ended July 31, 2010	$328,241	$250,000	$578,241

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

On March 1, 2011, our company entered into a subscription agreement with Tangiers, which fully satisfied and extinguished the Securities Agreement. Pursuant to the agreement, Tangiers subscribed for 813,008 shares of common stock at $0.123 per share and 1,250,000 shares of common stock at $0.12 per share for total proceeds of $250,000. In lieu of receiving cash for issuance of shares of common stock, our company has agreed to issue 2,063,008 shares of common stock to Tangiers in tranches at a market value of $250,000 to settle the commitment fee obligation. During the period ended July 31, 2011, our company issued 813,008 shares of common stock at a market value of $100,000 which are subject to certain escrow conditions. At July 31, 2011, our company recorded in accounts payable and accrued liabilities $150,000 (January 31, 2011 - $250,000) which represents our company’s obligation pursuant to the subscription agreement.

On October 20, 2010, we entered into a one year consulting agreement with Rathbourne Mercantile Ltd., which was subsequently amended on October 26, 2010, whereby our company would pay Rathbourne an up-front non-refundable retainer of $50,000 and issue 1,000,000 shares of our company for services completed to October 2010. As at July 31, 2011 our company has recorded an obligation to issue shares at a fair value at $130,000 (January 31, 2011 - $130,000) and has paid the non-refundable retainer. The payments to Rathbourne were recorded as consulting fees and are part of general and administrative expenses. During the period ended July 31, 2011, our company issued 1,000,000 shares to Rathbourne.

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

During our quarter ended October 31, 2011 we expended $58,469 on research and development costs, compared to $49,116 during the quarter ended October 31, 2010.

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

Results of Operations

As a result of a review of our company’s significant transactions, in preparing for our three and nine month period ended October 31, 2011, we identified certain errors that have a significant impact on our previously issued financial information contained in our Forms 10-K for the year ended January 31, 2011.

In performing these reviews our company discovered that certain transactions were not properly accounted for. We have restated our financial statements for the year ended January 31, 2011, in order to record the following transactions in the correct fiscal period, with the result being a corresponding increase in our loss for the year.

•	Promissory note of $5,373;

•	Commitment fee of $250,000;

•	Obligation to issue shares for services provided in the amount of $130,000; and

•	Obligation to issue shares for services provided in the amount of $247,000.

Three month Summary ending October 31, 2011 and 2010

	Three Months Ended October 31,
	2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$215,990		$120,113
Gain (loss) on settlement of debt	$	Nil	$	Nil
Consulting income	$	Nil	$	Nil
Write-off of accounts receivable	$	Nil	$	Nil
Net Loss		$(215,990)		$(120,113)

Expenses

Our operating expenses for the three month periods ended October 31, 2011 and 2010 are outlined in the table below

	Three Months Ended October 31,
	2011	2010
Amortization	$19,342	$	Nil
General and administrative	$160,692		$87,167
Management fees	$17,978		$16,473
Research and development	$17,978		$16,473

Operating expenses for the three months ended October 31, 2011, increased as compared to the comparative period in 2010 primarily as a result of increased amortization, general and administrative expenses, management fees and research and development expenses.

Nine month Summary ending October 31, 2011 and 2010

	Nine Months Ended October 31,
	2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$907,761		$(593,794)
(Gain) loss on settlement of debt		$(6,000)	$	Nil
Consulting income		$25,000	$	Nil
Write-off of accounts receivable		$5,735		$70,953
Net Loss		$(882,496)		(664,747)

Expenses

Our operating expenses for the nine month periods ended October 31, 2011 and 2010 are outlined in the table below:

	Nine Months Ended October 31,
	2011	2010

Amortization	$58,238	$	Nil
General and administrative	$732,585		$495,562
Management fees	$58,469		$49,116
Research and development	$58,469		$49,116

Operating expenses for the nine months ended October 31, 2011, increased as compared to the comparative period in 2010 primarily as a result of increased amortization, general and administrative expenses, management fees and research and development expenses.

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

Liquidity and Financial Condition

Working Capital	At October 31,	At January 31,	Percentage
	2011	2011	Increase/Decrease

Current Assets	$64,941	$121,993	(46.7%)
Current Liabilities	$964,397	$949,182	1.6%
Working Capital	$(899,456)	(827,189)	1.08%

Cash Flows
	As at	As at
	October 31,	October 31,
	2011	2010

Net Cash Provided by (Used in) Operating Activities	$(251,833)	(236,955)
Net Cash Provided by (Used In) Investing Activities	$ Nil	$ Nil
Net Cash Provided by Financing Activities	$217,152	315,797
Effect of Exchange Rate Changes	$(2,348)	$(2,220)
Increase (Decrease) In Cash During The Period	$(34,659)	76,622

As of October 31, 2011, our company had working capital deficit of $882,496. In the next twelve months we anticipate spending $360,000 on management fees, $250,000 on general and administrative expenses and $1,180,000 on research and development. Our cash on hand at October 31, 2011 was $94.00. We plan to raise additional capital required to meet immediate short- term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. We intend to pursue various financing alternatives to meet our immediate and long- term financial requirements, which we anticipate will consist of further private placements of our equity securities or shareholder loans. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to further scale down or perhaps even cease operations.

As noted, we are pursuing various financing alternatives to meet our immediate and long -term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or shareholder loans. We plan to rely on shareholder loans and private placements to meet our short term cash requirements. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financialstatements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since February 15, 2007 (date of reporting as a development stage company), we have a net loss of $4,881,534. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly .

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

Risks Related to our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations .

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

10.5	Letter of Agreement between our company and Minapharm Pharmaceuticals SAE, dated February 28, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
10.6	Exclusive License Agreement between our company and Virionics Corporation, dated July 1, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
10.7	Securities Purchase Agreement between our company and Tangiers Investors, LP, dated July 19, 2010. (Incorporated by reference to our Current Report on Form 8-K filed on February 8, 2011).
10.8	Consulting Agreement between our company and Rathbourne Mercantile Ltd. dated October 20, 2010 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on June 27, 2011).
10.9	Amendment to Consulting Agreement between our company and Rathbourne Mercantile Ltd. dated October 26, 2010 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on June 27, 2011).
10.10	Debt Settlement Subscription Agreement between our company and Tangiers Investors, LP dated March 1, 2011 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on June 27, 2011).
10.11	Consulting Agreement between our company and Mr Richard Shykora dated July 1, 2011(Incorporated by Reference)
10.12	Consulting Agreement between our company and Paradigm Consulting dated July 5, 2011 (Incorporated by Reference)

(21)	Subsidiaries of the Registrant
21.1	C-Pharma Inc. (a Canada corporation).

(31)	Section 302 Certifications
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS BIOTECHNOLOGIES INC. (Registrant)

Dated: November 29, 2016	By:	/s/ Richard Shykora
Richard Shykora President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

